Form 10-Q
period 2008-12-31
China Voice Holding Corp.
filed 2009-02-19
CIK 1333491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 000-53366

CHINA VOICE HOLDING CORP. (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	16-1680725 (IRS Employer Identification No.)

327 Plaza Real, Suite 319, Boca Raton, Florida 33432 (Address of principal executive offices)

(561) 394-2482 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act: Yes [ ] No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2008: 166,743,088 shares of common stock.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

CHINA VOICE HOLDING CORP

Condensed Consolidated Balance Sheet

 December 31, 2008 and June 30, 2008

(Unaudited)

	December 31, 2008	June 30, 2008

ASSETS

Current Assets:
Cash and cash equivalents	$637,103	$2,096,070
Accounts receivable, Net	2,431,122	1,746,595
Other receivables	382,548	--
Inventories	497,088	445,163
Prepaid expenses and other current assets	268,246	97,873
Related party receivables	92,300	92,300
Deposits	73,446	61,532

Total Current Assets	4,381,853	4,539,533

Long-term assets:
Note receivable	--	1,500,000
Property and Equipment, net	648,164	588,954
Goodwill	10,681,304	10,450,466
Other intangible assets, net	6,773,556	6,964,318

TOTAL ASSETS	$22,484,877	$24,043,271

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,828,347	2,204,689
Related party payables	405,722	390,451
Current portion of long term debt, net of debt discount	250,614	158,652
Current portion of related party notes	325,000	310,423
Other current liabilities	859	28,188

Total Current Liabilities	3,810,542	3,092,403

Long-Term Liabilities:
Long-term debt, net of current portion	--	50,000
Long-term contingent liabilities	--	1,500,000

Total liabilities	3,810,542	4,642,403

MINORITY INTEREST	114,513	--

Equity
Common Stock: par value $0.001, 400,000,000
shares authorized, 166,743,088 and 157,909,447 shares issued
at December 31 and June 30, 2008,respectively	166,743	157,910
Series A Preferred Stock - par value $0.001
20,000 shares authorized, 5,892 and 3,304 shares issued
at December 31 and June 30, 2008, respectively
(liquidation value of $5,892,000 and $3,304,000 on
December 31 and June 30, 2008, respectively)	6	3
Additional paid-in capital	42,977,285	41,730,913
Accumulated deficit	(24,620,659)	(22,483,047)
Cumulative currency translation adjustment	36,447	(4,911)
Total Equity	18,559,822	19,400,868
Total liabilities and equity	$22,484,877	$24,043,271

The accompanying notes are an integral part of the condensed consolidated balance sheet.

CHINA VOICE HOLDING CORP.

Condensed Consolidated Statement of Operations

For the Six months ended December 31, 2008 and 2007

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	December 31,

	2008	2007	2008	2007

Sales	$13,834,720	5,961,364	$29,799,072	$10,514,224
Cost of revenues	13,256,570	5,627,184	29,026,511	9,964,473

Gross profit	578,150	334,180	772,561	549,751

Operating Expenses:
Selling, general and administration expenses	1,309,360	1,445,961	2,567,064	2,362,179
Depreciation	28,147	24,665	64,244	45,709
Total operating expenses	1,337,507	1,470,626	2,631,308	2,407,888

Loss from operations	(759,357)	(1,136,446)	(1,858,747)	(1,858,137)

Other income (expenses)
Tax credit	--	--	382,548	--
Interest income	320	15,940	7,460	15,940
Interest expense	(46,705)	(103,804)	(71,785)	(251,859)
Minority interest	(8,536)	11,937	(114,513)	(17,783)
Loss from disposal of fixed assets	--	--	(164,224)	--
Other nonoperating income (expense)	(22,623)	(168,750)	17,039	(338,684)
Total other income (expense)	(77,544)	(244,677)	56,525	(592,386)

Net loss	(836,901)	(1,381,123)	(1,802,222)	(2,450,523)

Preferred dividend	(186,090)	(63,483)	(335,390)	(113,733)

Net loss attributable to common stockholders	(1,022,991)	(1,444,606)	(2,137,612)	(2,564,256)

Net loss per share - basic and diluted	$(0.006)	$(0.011)	$(0.013)	$(0.022)

Common shares used in calculation per share data-
basic and diluted	165,250,182	127,396,669	163,108,451	117,986,966

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHINA VOICE HOLDING CORP.

Condensed Consolidated Statement of Cash Flows

For the Six months ended December 31, 2008 and 2007

(Unaudited)

	2008	2007

Operating Activities
Net loss	$(1,802,222)	$(2,450,523)
Net income from minority interest	114,513	17,783
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	304,006	115,485
Common shares issued for services	--	161,781
Non-cash financing costs - warrant issued with debt	--	338,684
Stock-based expense	--	514,810
Loss from disposal of property and equipment	164,224	--
Change in operating assets and liabilities
Accounts receivable	(684,527)	(849,724)
Inventories	(51,925)	144,401
Prepaid expenses and other current assets	(170,373)	(67,309)
Other assets	(394,462)	(366,869)
Accounts payable and accrued expenses	623,843	987,099
Other current liabilities	(27,328)	(256,474)
Total Adjustments	(236,542)	721,884

Net Cash Used In Operating Activities	(1,924,251)	(1,710,856)

Investing Activities
Purchase of property and equipment	(287,678)	(101,776)
Business acquired	(279,838)	(194,167)
Net Cash Used In Investing Activities	(567,516)	(295,943)

Financing Activities
Net increase (decrease) in:
Repayments of short term loan	(393,461)	(253,086)
Proceeds from short term loan	450,000	--
Proceeds from related parties	15,084	--
Proceeds from issuance of preferred stock, net of issuance costs	--	(949,000)
Redemption of preferred stock to related party	(661,000)	--
Proceeds from issuance of common stock, net of issuance costs	1,916,208	6,287,241
Payment of preferred dividends	(335,390)	(113,733)
Investment in Minority Interest	--	(54,000)

Net cash provided by financing activities	991,441	4,917,422

Effect of exchange rate on changes in cash	41,359	--

Net (decrease) increase in cash and cash equivalents	$(1,458,967)	$2,910,623

Cash and cash equivalents - beginning of period	2,096,070	396,964

Cash and cash equivalents - end of period	$637,103	$3,307,587

Supplemental cash flow information
Interest paid	$71,785	$251,859

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements
Six Months Ended December 31, 2008 and 2007

NOTE 1     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business – China Voice Holding Corp. (the “Company” or “CHVC”), a Nevada corporation formed on August 7, 2003, is a diversified telecommunications company headquartered in Boca Raton, Florida. The Company operates in two countries, the United States and China. In the United States, the Company has offices and operations located in Los Angeles, California; Boca Raton and Tampa, Florida; and in Dallas, Texas. In China, the Company operates in Beijing and Nanning. The Company operates in four reportable business segments as follows:

Communications Software Development – In China, the Company has developed patented Office Automation and Internet Telephony technology platforms for large enterprise and government applications. The web-based technology was designed around the specific needs of the Chinese Government and allows multiple workers to collaborate on a single project and enables management to effectively monitor virtually every aspect of the workers on-line and telephony experience.

Telecommunications Services – The Company provides VoIP telecommunications services to communication Service Providers. The Company’s Network Operations Center (NOC) is based in Florida and utilizes a next generation Enhanced Services platform that is manned 24 hours per day.

Calling Card Distribution – The Company’s calling card distribution business sells prepaid telephone and cellular calling cards purchased from various telecommunications carriers through a network of private distributors located primarily in southern California.

Advanced Broadband Hardware Distribution – The hardware distribution line supplies broadband, Wi-Fi, and VoIP components and hardware to broadband service providers.

Ownership in China Operations – CHVC through its subsidiaries offers network design and international office-automation software and technology services to third party customers and government agencies in the People’s Republic of China (“PRC”). To meet ownership requirements under Chinese laws, CHVC has entered into technology service, asset ownership, and ownership trust agreements with two of CHVC’s affiliates that are incorporated in China: Candidsoft Technologies Co, Ltd of Beijing (“Candidsoft”) and Beijing Techview System Engineering Co. Ltd. (“BTSE”). Based on these agreements the Company owns 65% of Candidsoft and 70% of BTSE, representing a controlling interest in its Chinese operations, and consolidated them into financial statements pursuant to ARB 51 and FAS 94. Management periodically evaluates its effective legal control over its Chinese subsidiaries on an ongoing basis in accordance with new developments in China and/or laws passed by the PRC. Based on this review, it believes it has the ability to effectively maintain control of the operations of the subsidiaries and consolidate them accordingly. BTSE was sold on January 1, 2008.

Recapitalization and Reorganization – On April 1, 2004, Surf Franchise, Inc. (“Surf”), incorporated in the State of New York on August 7, 2003, entered into a stock exchange agreement with China Voice Corporation (“CVC”), incorporated in the State of Nevada on January 15, 2004, and certain shareholders. CVC was formed to effectuate an exchange of shares between VoIUM Technologies, Ltd. (“VoIUM”) and certain shareholders. The shareholders of VoIUM exchanged ownership interest in CVC to certain shareholders in exchange for an agreement to assign their exclusive interest in value-added telecommunication licenses issued by the PRC to CVC. Upon the exchange, VoIUM became a wholly-owned subsidiary of CVC.

Pursuant to the stock exchange agreement, Surf cancelled 43,012,500 shares of its previously issued and outstanding 49,602,500 common shares and issued 50,000,000 Rule 144 restricted Surf common shares to CVC shareholders in exchange for a 100% equity interest in CVC, making CVC a wholly-owned subsidiary of Surf.

Surf was a subsidiary of a public Company through April 2004, and it operated as a shell corporation and had no business operations, assets or liabilities.

The above stock exchange transaction between Surf and CVC resulted in those shareholders of CVC obtaining a majority voting interest in Surf. Accounting principles generally accepted in the United States of America require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, the stock exchange transaction has been accounted for as a recapitalization of CVC as CVC acquired a controlling equity interest in Surf, as of April 1, 2004. The reverse acquisition process utilizes the capital structure of Surf and the assets and liabilities of CVC recorded at historical cost.

Subsequent to the stock exchange, a restructuring resulted in CVC leaving the group with VoIUM, remaining as the continuing operating entity for financial reporting purposes. Although VoIUM is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of Surf as the surviving corporation did not change. On April 22, 2004, Surf changed its name to China Voice Holding Corp. On June 10, 2008, the Company reorganized from a New York Corporation to a Nevada Corporation.

Basis of Consolidation – The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of China Voice Holding Corp (“CHVC”), VoIUM Technologies, LTD (“VoIUM”), Sino-Connection Corp. (“Sino-Connection”), Voium USA Inc. (“Voium USA”), China Voice Communications Corp (“CVCC”), Communications Business Services Corp (“CBSC”), East West Global Communications, Inc. (“EWGC”), VCG Technologies, Inc. d/b/a DTNet Technologies, Inc. (“DTNet”), CVC International, Inc. (“CVC International”) and Phone House, Inc. (“PhoneHouse”). The Company additionally consolidated the financial statements Candidsoft Technologies Co, Ltd of Beijing (“Candidsoft”) for which the Company owned a 65% interest for the periods ended December 31, 2008 and 2007 and BTSE, for which the Company owned a 70% interest for the periods ended December 31, 2007. The Company also consolidated 100% of Cable and Voice Corporation (“Cable and Voice”), StarCom Alliance, Inc. (“Star Com”), StreamJet.Net, Inc. (“StreamJet”), Dial-Tone Communications, Inc. (“Dial Tone”) and Vastland Holding Beijing Company Limited (“Vastland”) which were acquired or set up in 2008. The financial statements include consolidated financial information for CBSC, CVCC, and DT Net only through the date of disposition. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisiting only of normal recurring accruals considered necessary to present fairly the Company's financial position at December 31, 2008, the results of operations for the three-month and six-month periods ended December 31, 2008 and 2007, and cash flows for the six months ended December 31, 2008 and 2007.  The results for the period ended December 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2009.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include accounting for depreciation and amortization, valuation of goodwill and other intangibles, business combinations, equity transactions, and contingencies.

Net Loss per Share

The Company follows the guidelines of Statement of Financial Accounting Standards No. 128, “Earnings per share” (“SFAS No. 128”) in calculating its loss per share. SFAS No. 128 states basic and diluted earnings per share are based on the weighted average number of common shares and equivalent common shares outstanding during the period. Common stock equivalents for purposes of determining diluted earnings per share include the effects of dilutive stock options, warrants and convertible securities. The effect on the number of shares of such potential common stock equivalents is computed using the treasury stock method or the if-converted method, as applicable. The Company has excluded all outstanding stock options and warrants as well as shares issued upon conversion of debt from the calculation of diluted loss per share because these securities are anti-dilutive.

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods ended December 31:

	2008	2007

Warrants issued in conjunction with financing	563,200	2,857,000

Contingent shares potentially issuable for acquisitions	200,000	8,098,213

Common stock options	48,513	48,513

Minority Interest

Under generally accepted accounting principles when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the majority interest since there is no obligation of the minority interest to make good on such losses. We, therefore, absorbed all losses applicable to a minority interest where applicable. If future earnings do materialize, we shall be credited to the extent of such losses previously absorbed.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

Segmental Reporting

SFAS No. 131,“Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company has four reportable segments: communications software development, telecommunications services, calling card distribution, and advanced broadband hardware distribution.

NOTE 2     BUSINESS COMBINATIONS

The Company has entered into an agreement with a licensed Chinese Telecommunications Company which will permit CHVC to offer advanced communications services along with domestic and international long distance service into and out of China. Effective June 30, 2005, CHVC had issued 20,028,000 common shares valued at $5,007,000 to acquire all of the stock of East West Global Communications Inc., the Corporation which had obtained the Chinese licenses. The telecommunications licenses associated with this acquisition were valued at $5,007,000. The Company has acquired rights to these licenses which are owned by Chinese nationals and controlled by the Company. The licenses are required to be utilized by entities authorized to operate in China. Currently, one entity controlled by the Company uses the licenses.

The allocation of the purchase price was to the estimated value of six licenses issued by the Telecommunication Bureau of Beijing. The licenses permit mobile network telecommunication value-added service, fax storage and forwarding services, certain internet content service, electronic bulletin board service, internet connection service, and call center service. The licenses expire in 2010. The Company has assigned a 15 year life to the licenses as it believes these will be renewed for as long as the licenses are required to support the Company’s services.

Effective January 18, 2006, the Company acquired a 65% interest in the operations of Candid Soft Technologies Co. Ltd of Beijing (“Candidsoft”), an international office-automation software and technology company headquartered in Beijing, China. The purchase price was $5,171,250 in current consideration paid by issuance of 4,925,000 shares of the Company’s common stock. The shares were issued in September 2006. As the effective date of the agreement was January 18, 2006 and management of the Company assumed control of its operations at that time. The Company treated the stock issuance as being effective on the effective date of the acquisition. In addition, the total purchase price also included contingent consideration of 2,000,000 shares of the Company’s common stock which were issued on June 30, 2008 at a value of $1,033,000. The Company has valued the equity of Candidsoft at $6,204,250 .

The following table presents the allocation of the acquisition cost of Candidsoft, including the assets acquired and liabilities assumed, based on their fair value:

Goodwill	$6,056,654
Capitalized software	69,240
Other assets	118,927
Total assets acquired	6,244,821

Minority interest	(40,571)

Net assets acquired	$6,204,250

Effective August 1, 2006, the Company acquired a 70% interest in the operations of Beijing Techview System Engineering Co. Ltd. (“BTSE”), a network design and installation company headquartered in Beijing, China. The purchase price was $1,920,000 in current consideration paid by issuance of 2,100,000 shares of the Company’s common stock. In addition, the total purchase price also includes contingent consideration of 4,000,000 shares of the Company’s common stock issuable upon the attainment of certain performance milestones, expiring December 31, 2009. The Company has valued the equity of Techview at $1,920,000.

The following table presents the allocation of the acquisition cost of BTSE, including the assets acquired and liabilities assumed, based on fair value:

Goodwill	$2,087,852
Minority interest	61,278
Total assets acquired	2,149,130

Liabilities assumed	(229,130)

Net assets acquired	$1,920,000

Effective on January 1, 2008, the Company sold its Techview subsidiary for 2,100,000 shares of Company common stock valued at $2,415,000. As a result of this transaction a gain of $505,733 was recognized.

Effective December 31, 2006, the Company acquired 100% of the common stock of VCG Technologies Inc. d/b/a DTNet Technologies (“DTNet”), a value added distributor of advanced broadband products and services company headquartered in Florida. The purchase price was $2,150,000 in current consideration paid by issuance of 1,000,000 shares of the Company’s common stock and notes payable for $1,000,000. In addition, the total purchase price also includes contingent consideration of 1,000,000 shares of the Company’s common stock issuable upon the attainment of certain performance milestones, of which 595,360 were issued in satisfaction of the contingent consideration. The Company has valued the equity of DTNet at $2,150,000 upon acquisition plus $509,521 (595,360 common shares) of contingent consideration for a total of $2,659,521.

The following table presents the allocation of the acquisition cost of DTNet, including the assets acquired and liabilities assumed, based on their fair value:

Goodwill	$2,811,028

Liabilities assumed	(151,507)

Net assets acquired	$2,659,521

Effective on November 1, 2008, the Company sold its DTNet subsidiary by transferring stock in the subsidiary to a related party. The excess of liabilities of the subsidiaries over the asset values, was treated as additional paid in capital on the Series A Preferred stock. As a result of this transaction no gain or loss was recognized.

On March 23, 2007, the Company entered into an agreement to acquire 100% of the common stock of StreamJet.Net, Inc. (“StreamJet”), a broadband data streaming company. The Company issued 4,725,000 shares of common stock to shareholders of StreamJet in escrow pending closing of a subsidiary merger agreement. The Company had not completed the merger at March 31, 2007 because certain deliverables of StreamJet had not been received. The shares are shown as outstanding at June 30, 2007, but no asset value has been placed on the Company’s books. On October 22, 2007, the Company completed the merger and valued the equity of StreamJet at $2,882,250.

The following table presents the allocation of the acquisition cost of StreamJet, including the assets acquired and liabilities assumed, based on their fair value:

Software License	$2,974,293

Liabilities assumed	(92,043)

Net assets acquired	$2,882,250

On June 14, 2007, the Company closed a subsidiary merger agreement to acquire Phone House, Inc. (“Phone House”) a leading distributor of prepaid phone cards. The Company paid cash of $100,000, issued a six month note for $159,179 and issued 650,000 shares of common stock at closing. In addition, the total purchase price also includes contingent consideration of up to 1,500,000 shares of the Company’s common stock issuable upon the attainment of certain performance milestones, expiring June 30, 2010. The Company has valued the equity of Phone House at $545,179 on acquisition plus $598,050 (1,500,000 common shares) of contingent consideration for a total $1,143,229.

The following table presents the allocation of the acquisition cost of PhoneHouse, including the assets acquired and liabilities assumed, based on their fair value:

Accounts receivable	$421,519
Inventory	156,545
Property and equipment	9,900
Goodwill	1,060,508
Total assets acquired	1,648,472

Accounts payable and accrued expenses	(498,884)
Other liabilities	(6,359)
Total liabilities assumed	(505,243)

Net assets acquired	$1,143,229

On July 19, 2007, the Company closed a subsidiary merger agreement to acquire Dial Tone Communications, Inc. (“Dial Tone”) a leading distributor of prepaid phone cards. The Company paid cash of $27,501, issued a three month note for $20,000 and issued 450,000 shares of common stock at closing. In addition, the total purchase price also includes contingent consideration of up to 200,000 shares of the Company’s common stock issuable upon the attainment of certain performance milestones, expiring July 31, 2010. On June 13, 2008, the Company renegotiated the terms of acquisition and canceled 300,000 of total 450,000 shares previously issued. The Company has valued the equity of Dial Tone at $157,759 .

The following table presents the allocation of the acquisition cost of Dial Tone, including the assets acquired and liabilities assumed, based on their fair value:

Accounts receivable	$45,933
Goodwill	111,826
Total assets acquired	157,759

Total liabilities assumed	None

Net assets acquired	$157,759

On March 31, 2008, CVC International, a subsidiary of the Company acquired all of the assets of Brilliant Telecom Group, LLC (“Brilliant Assets”) a VoIP service provider. The Company issued 1,000,000 shares of common stock at closing. The Company has valued the Brilliant Assets at $1,040,000.

The following table presents the allocation of the acquisition cost of the Brilliant Assets, including the assets acquired and liabilities assumed, based on their fair value:

Software	$125,000
Property and equipment	151,750
Goodwill	763,250
Total assets acquired	1,040,000

Total liabilities assumed	None

Net assets acquired	$1,040,000

NOTE 3     BUSINESS SEGMENT INFORMATION

The Company has four reportable segments: communications software development, telecommunications services, calling card distribution, and advanced broadband hardware distribution. Each of the segments is described in full in Note 1 to these financial statements.

The accounting polices for the segments are the same as those described in the summary of significant accounting polices. Information about operations by business segment, as of and for the three and six months ended December 31, 2008 and 2007, are as follows:

For the three months ended December 31, 2008

				Advanced
	Communications	Tele-		Broadband
	Software	communications	Calling Card	Hardware	Corporate and
2008	Development	Services	Distribution	Distribution	Eliminations	Consolidated

Revenues	$324,451	$1,238,570	$11,851,713	$419,986	--	$13,834,720

Interest Expense	--	--	--	--	(46,705)	(46,705)

Depreciation and
amortization	(53,824)	(82,130)	--	--	(12,075)	(148,029)

Impairment of
assets	--	--	--	--	--	--

Net income (loss)	161,281	(44,332)	27,975	112,570	(1,094,395)	(836,901)

Capital
expenditures	--	--	--	--	--	--

Identifiable assets	773,588	504,002	2,591,158	334,075	827,193	5,030,016

Goodwill	6,009,404	763,250	1,097,622	2,811,028	--	10,681,304

Other intangible
assets, net	2,767,745	3,959,013	--	--	46,798	6,773,556

For the three months ended December 31, 2007

				Advanced
	Communications	Tele-		Broadband
	Software	communications	Calling Card	Hardware	Corporate and
2007	Development	Services	Distribution	Distribution	Eliminations	Consolidated

Revenues	$210,178	$1,169,861	$4,359,698	$221,627	$--	$5,961,364

Interest Expense	--	--	--	--	(103,804)	(103,804)

Depreciation and
amortization	(4,912)	(69,567)	--	(3,504)	--	(77,983)

Impairment of
assets	--	--	--	--	--	--

Net income (loss)	11,023	24,270	(3,817)	(109,362)	(1,303,237)	(1,381,123)

Capital
expenditures	--	--	--	--	--	--

Identifiable assets	489,975	2,013,201	1,193,381	606,473	6,099,344	10,402,374

Goodwill	5,023,654	763,250	840,534	2,811,028	--	9,438,466

Other intangible
assets, net	2,920,501	4,297,500	--	--	249	7,218,150

For the six months ended December 31, 2008

				Advanced
	Communications	Tele-		Broadband
	Software	communications	Calling Card	Hardware	Corporate and
2008	Development	Services	Distribution	Distribution	Eliminations	Consolidated

Revenues	$420,436	$1,908,023	$26,593,134	$877,479	--	$29,799,072

Interest Expense	--	--	--	--	(71,785)	(71,785)

Depreciation and
amortization	(107,648)	(181,095)	--	--	(15,263)	(304,006)

Impairment of
assets	--	--	--	--	--	--

Net income (loss)	113,523	(125,147)	457,888	(49,627)	(2,198,860)	(1,802,222)

Capital
expenditures	--	--	--	--	--	--

Identifiable assets	773,588	504,002	2,591,158	334,075	827,193	5,030,016

Goodwill	6,009,404	763,250	1,097,622	2,811,028	--	10,681,304

Other intangible
assets, net	2,767,745	3,959,013	--	--	46,798	6,773,556

For the six months ended December 31, 2007

				Advanced
	Communications	Tele-		Broadband
	Software	communications	Calling Card	Hardware	Corporate and
2007	Development	Services	Distribution	Distribution	Eliminations	Consolidated

Revenues	$346,259	$1,851,495	$7,790,387	$526,083	$--	$10,514,224

Interest Expense	--	--	--	--	(103,804)	(103,804)

Depreciation and
amortization	(9,824)	(103,253)	--	--	(2,408)	(115,485)

Impairment of
assets	--	--	--	--	--	--

Net income (loss)	32,186	(215,693)	(11,100)	(208,567)	(2,047,349)	(2,450,523)

Capital
expenditures	--	--	--	--	--	--

Identifiable assets	489,975	2,013,201	1,193,381	606,473	6,099,344	10,402,374

Goodwill	5,023,654	763,250	840,534	2,811,028	--	9,438,466

Otheri ntangible
assets, net	2,920,501	4,297,500	--	--	249	7,218,150

NOTE 4     PROPERTY AND EQUIPMENT

Major categories of property and equipment at December 31 and June 30, 2008 were as follows:

	December 31, 2008	June 30, 2008

Computer equipment	$429,090	$428,682
Furniture, fixtures and equipment	333,974	297,896
Motor vehicles	46,015	15,338

Less: accumulated depreciation
and amortization	(160,915)	(152,962)

Total property and equipment	$648,164	$588,954

For the three and six months ended December 31, 2008 depreciation expense totaled $28,147 and $64,244, respectively. For the three and six months ended December 31, 2007 depreciation expense totaled $ 24,665 and $45,709, respectively.

NOTE 5     GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), the Company performs an evaluation of the fair values of its operating segments annually, and more frequently if an event occurs or circumstances change that may indicate that the fair value of a reporting unit is less than the carrying amount.

The Company’s balance sheet reflects goodwill of $10,681,304 and $10,450,466 as of December 31, 2008 and June 30, 2008, respectively.

During the three and six months ended December 31, 2008 and 2007, the Company did not capitalize any costs related to internal software development. The Company recorded amortization expense related to the internal software development costs placed in service as of January 18, 2006, the acquisition date of Candidsoft.

Other identifiable intangible assets consist of the acquired licenses to provide telecom services in certain districts within China and capitalized software. Other intangible assets as of December 31, 2008 and June 30, 2008 are as follows:

		December, 31	June 30,
	Lives	2008	2008

Telecom licenses	15 Years	$5,007,000	$5,007,000
Software licenses	15 Years	2,974,293	2,974,293
Computer software	10 Years	125,249	125,249
Patent – software	10 Years	49,000	--
Total		8,155,542	8,106,542
Less accumulated amortization		(1,381,986)	(1,142,224)
		$6,773,556	$6,964,318

For the three and six months ended December 31, 2008 amortization expense totaled $119,881 and $239,762, respectively. For the three and six months ended December 31, 2007 amortization expense totaled $53,318 and $69,776, respectively.

NOTE 6     NOTES PAYABLE

The Company’s notes payable to financial institutions and third parties consist of the following as of:

	December 31,	June 30,
	2008	2008

Note payable to a third party with interest at 12% and
collateralized by certain assets held by a related
party. The note is due on demand. Additionally, this
note included detachable warrants to purchase 560,000
shares of the Company’s common stock, which expired May
31, 2006.	$25,614	$50,112

Note payable to an individual, due on demand. Interest
accrues at 12% and is payable monthly. The note is
collateralized by certain assets held by a related party
and has detachable warrants to purchase 22,400 shares of
CHVC’s common stock.	--	5,000

Note payable to a third party with interest at 18% due
January 18, 2009.	55,000	--

Note payable to a third party with interest at 12% due
February 19, 2009.	70,000	--

Note payable to an individual, interest accrues at 24% and is payable monthly. The note is collateralized by certain
assets held by a related party, and is due on demand.	50,000	50,000

Note payable to an equipment vendor due May 1, 2011 at 12%
interest secured by computer equipment of DTNet
Technologies. The Company anticipates early payoff of
this debt and accordingly has classified it as a current
liability.	--	53,540

Note payable to an individual due October 5, 2009 with
interest at 18% and collateralized by certain assets
held by a related party.	50,000	50,000

Subtotal	250,614	208,652
Less discounts	--	--

	250,614	208,652
Less current portion	250,614	158,652

Long-Term Debt	$--	$50,000

The Company’s notes payable to related parties consist of the following as of:

	December 31,	June 30,
	2008	2008

Company’s VCG Technologies, Inc., d/b/a DTNet Technologies
subsidiary payable to a related party due December 31,
2008 with interest at 8%. The note is secured by all of
the common stock of the Company’s DTNet subsidiary.	$--	$310,423

Notes Payable to investment entities controlled by a related party with interest at 18% and due on February 15, 2009.
The notes are secured by certain assets of the Company.	225,000	--

Note payable to a relative of a related party at 12% interest and due on January 31, 2009. The note is secured by
certain assets of the Company.	100,000	--

	325,000	310,423
Less current portion	325,000	310,423

Long term debt	$--	$--

The future maturities of the notes payable to third parties and related parties are as follows:

2009	$575,614
2010	--
2011	--
2012	--
Total	$575,614

NOTE 7     EQUITY

Preferred Stock

All of the Company’s preferred stock shares are directly or indirectly owned by entities that are owned or controlled by an officer and director of the Company. As such, this officer has all voting rights relating to this class of stock.

During the year ended June 30, 2006, the Company’s board of directors authorized the issuance of up to 20,000 shares of $0.001 par value Series A Preferred Stock. The Series A Preferred Stock is preferred as to dividends and liquidation over common stock, has a liquidation value of $1,000 per share, and has a dividend rate of 12% of liquidation value per year.

Preferred shares issued during the three months ended December 31, 2008 are as follows:

	Number of
Category	Shares	Value

Issuance in connection with	1,250	$361,243
disposition of stock in certain
subsidiaries (Note 14)

On December 31, 2008, the Company redeemed 207 shares of Series A Preferred stock for $206,500 from affiliated entities.

Common Stock

During the three months ended December 31, 2008, the Company issued common stock as follows:

	Number of
Category	Shares	Value

Services	1,268,000	$284,715
Net cash invested	3,572,132	355,564
In connection with acquisitions	804,000	211,800

Total	5,644,132	$852,079

During the quarter ended December 31, 2008, the Company issued 3,454,464 common shares pursuant to a stock offering under SEC Regulation S. The Company hereby discloses that the shares would have had a value of approximately $1,155,013 had the shares been sold on the OTC (Pink Sheets) market, that discounts and commissions would total $808,509, and net proceeds received by the Company were $346,504.

NOTE 8     COMMITMENTS AND CONTINGENCIES

Employment Agreements

On August 31, 2006, the Company entered into an employment agreement with Bill Burbank, the Company’s Chief Executive Officer. The employment agreement is for an initial term of three years with automatic renewals on six month intervals thereafter; and provides entitlement to a base salary equal to $15,500 per month with discretionary cash or stock option bonuses based on performance.

Litigation

During the Quarter Ended December 31, 2008 the Company filed a lawsuit styled China Voice Holding Corporation vs. Cornwell Jackson & Co P.C. in the circuit court of the 15th Judicial Circuit in and for Palm Beach County, Florida. The lawsuit seeks damages from the Company’s former auditors for professional negligence, breach of contract, and negligent misrepresentation. In addition the Company disputed invoices from Cornwell Jackson in the amount of $138,035, but has nevertheless included this amount in current liabilities.

The Company also is involved in various claims and legal proceedings in the ordinary course of its business activities. In addition, the Company has been notified that it is under review by the SEC to examine its history of financings, stock issuances and press releases chronicling the Company’s development. The company had fully cooperated with the SEC and has provided all requested data. The Company believes that any potential liability associated with the ultimate outcome of these matters will not have a material adverse effect on its financial position or results of operations.

Long Term Contingent Liability

During the quarter ended March 31, 2008 the Company issued 3,000,000 shares of common stock to its subsidiary Streamjet. The shares were pledged as collateral to a third party on the debt of an unrelated borrower which is the licensor of a software license owned by Streamjet. Streamjet received a $1,500,000 note from the borrower which bears interest at 12% plus 25,000 shares of the borrower’s common stock per month, and is secured by all of the assets of the borrower. The note may be repaid by delivery of the 3,000,000 Company shares back to Streamjet, and because of this redemption feature the $1,500,000 value of the stock is shown as a long term contingent liability by the Company.

During the six months ended December 31, 2008, the 3,000,000 shares of common stock were returned to StreamJet, the $1,500,000 note receivable was repaid and the $1,500,000 long term contingent liability was eliminated.

Operating Leases

The Company’s rent expense amounted to $41,706 and $81,147 for the three and six months ended December 31, 2008.

The Company’s rent expense amounted to $31,756 and $63,512 for the three and six months ended December 31, 2007. The Company has various long-term non-cancelable lease commitments for its offices, warehouse and other facilities which expire through 2011. The minimum rental commitments under non-cancelable long-term operating leases during the next five years are as follows:

2009	32,384
2010	114,847
2011	50,215
2012	50,215
Total	$247,661

NOTE 9     RELATED PARTY TRANSACTIONS

Related Party Payables

Certain companies owned or controlled by a major shareholder, director and officer of CHVC, and other related parties has loaned funds to the Company secured by all of the assets of the Company. These advanced funds are due on demand and bear interest at 18%. The balance as of December 31 and June 30, 2008 was $320,784 and $303,790, respectively.

Certain individuals who are employees and or directors of the Company have advanced funds to the Company on unsecured terms bearing interest at 8%. The balance on these advances was $11,990 and $13,990 as of December 31 and June 30, 2008, respectively.

An employee of one of the Company’s China subsidiaries has advanced funds to the Company on unsecured terms. This advance does not bear interest. The balance due on this advance was $72,948 and $72,671 as of December 31 and June 30, 2008.

Related Party Notes Payable

As disclosed in Note 6, in connection with the Company's acquistions of it DTNet subsidiary, the Company is indebted to a Company controlled by the former owners of DTNet.  One of those owners remains a major shareholder, director, officer and employee of CHVC.  The note is secured by all of the common stock of DTNet and bears interest at 8% and matures on December 31, 2008.  The balance of that note was $310,423 as of June 30, 2008.  This note was liability of the DTNet subsidiary which was sold in the Quarter Ended December 31, 2008.

As disclosed in Note 6, notes payable of $225,000 was issued during the quarter to investment entities controlled by a related party.  The notes are secured by certain assets of the Company and bear interest at 18% per annum becoming due on February 15, 2009.

As disclosed in Note 6, a noted payable of $100,000 was issued during the quarter to a relative of a related party.  The note is secured by certain assets of the Company and bears interest at 12% interest and is due on January 31, 2009.

Interest paid under these notes was none and $13,920 for the quarters ended December 31, 2008 and 2007.

Joint Ventures

The Company has entered into a joint venture with WRIO, Corp., dated May 31, 2006, wherein WRIO, Corp. and the Company, through contribution of $1,000 each, are 50/50 partners in the exploitation of wireless broadband technology owned by WRIO, Corp. in China. WRIO, Corp is controlled by an officer and director of the Corporation. No revenues were earned under this joint venture during 2008 and 2007, accordingly, no revenues or expense have been reflected in these financial statements. In addition, the Company has loaned $92,300 to Wrio.

Preferred Stock

As disclosed Note 7, all of the Company’s preferred stock shares are directly or indirectly owned by entities that are owned or controlled by an officer and director of the Company. As such, this officer has all voting rights relating to this class of stock.

Guarantees

As disclosed in Note 6, certain of the Company’s notes payable due to third parties have been guaranteed by companies owned or controlled by an officer and director of the Company.

NOTE 10     CONCENTRATION OF RISK

Major Customers – The Company relied on two customers for approximately $7,413,000 of revenue, representing approximately 54% of total revenues for the quarter ended December 31, 2008. At December 31, 2008 accounts receivable from these customers was $697,124. The Company did not have any individual customers or group of customers from which revenues exceeded 10% of total revenues for the quarter ended December 31, 2007.

Assets in Foreign Country – The Company has assets related to its China operations which are located in the Peoples Republic of China. Assets held outside of the United States were as follows:

	December 31,	June 30,
	2008	2008

Tangible assets	$773,588	$345,230

Goodwill and other identifiable intangible assets	12,615,849	12,851,598

Total assets	$13,389,437	$13,196,828

NOTE 11     INCOME TAXES

China Taxation – Prior to January 1, 2008, the Company’s subsidiaries were governed by the previous Income Tax Law (the “Previous IT Law”) of China. Under the Previous IT Law, the Company’s subsidiaries were generally subjected to enterprise income taxes at a statutory rate of 33% (30% state income tax plus 3% local income tax) or 15% for qualified new and high technology enterprises. Effective January 1, 2008, the new Enterprise Income Tax Law (the “EIT Law”) in China supersedes the Previous IT Law and unifies the enterprise income tax rate for FIEs at 25%. New and high technology enterprises will continue to enjoy a preferential tax rate of 15% but must meet the new set of criteria defined under the EIT Law and related regulations. The EIT Law provides a five-year transitional period for certain entities that enjoyed a favorable income tax rate of less than 25% under the Previous IT Law and were established before March 16, 2007, to gradually increase their rates to 25%. The EIT Law also imposes a withholding income tax of 10% on dividends distributed by a Foreign-Invested Enterprises (“FIE”) to its immediate holding company outside of China, if such immediate holding company is considered as a no-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding company’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Such withholding income tax was exempted under the Previous IT Law. In accordance with APB Option No. 23, “accounting for Income Taxes – Special Area,” all undistributed earnings are presumed to be transferred to the parent company and are subject to the withholding taxes. The withholding tax imposed on the dividend income will reduce the Company’s net income. If a withholding tax were imposed to retained earnings prior to January , 2008, the Company would elect to reinvest these retained earnings in PRC. Accordingly, the Company has not recorded any withholding tax on the retained earnings of its FIEs in China.

The EIT Law also provides that an enterprise established under the laws of foreign countries or regions but whose “de facto management body” is located in the PRC be treated as a resident enterprise for PRC tax purposes and consequently be subject to the PRC income tax at the rate of 25% for its global income. The Implementing Rules of the EIT Law merely defines the location of the “de facto management body” as “the place where the exercising, in substance, of the overall management and control of the production and business operation, personnel, accounting, properties, etc., of a non-PRC company is located.” The determination of tax residency requires a review of surrounding facts and circumstances of each case. If the Company is treated as a resident enterprise for PRC tax purposes, the Company will be subject to PRC tax on worldwide income at a uniform tax rate of 25% starting from January 1, 2008.

Like its predecessor, the EIT Law mainly provides a framework for general income tax provisions. There are currently divergent views on ho the EIT Law will be implemented. Details on the definition of numerous terms as well as the interpretation and specific application of various provisions are left to the detailed implementing regulations and supplementary tax circulars, which are still being issued. The Company’s ultimate effective tax rate will depend on many factors, including but not limited to, whether certain of the Company’s subsidiaries in China will receive the new and high technology enterprise status under the new criteria.

The current and deferred portion of income tax expenses of the Company’s China subsidiaries, which were included in the consolidated statements for the periods presented have no significant deferred tax assets or liabilities and the statutory rate and effective rate for China operations approximates 30%.

The following table represents the effective tax rate of the Company:

	December 31,	December 31,
	2008	2007

Loss from operations	$1,802,222	$2,450,523

Tax benefit:
Federal current	--	--
Federal deferred	--	--
U.S. State	--	--
Foreign	--	--

Total tax benefit	$--	$--

Effective tax benefit rate	0.0%	0.0%

The difference between the tax benefit rate and the statutory benefit rate is as follows:

	December 31,	December 31,
	2008	2007

Statutory benefit rate	34.0%	34.0%

Inability to utilize operating loss carry forwards	(34.0%)	(34.0%)
Other

Effective tax benefit rate	0.0%	0.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	December 31,	December 31,
	2008	2007

Deductible temporary differences:
U.S. federal deferred operating loss	$4,230,763	$3,608,074
State deferred operating loss	441,872	350,300
Foreign deferred operating loss	72,806	106,923

Less: valuation allowance	(4,745,441)	(4,065,297)

Total tax assets	$--	$--

At December 31, 2008, the Company had carry forward losses for income tax purposes of approximately $ 12,443,420 that may be offset against future taxable income. Due to the uncertainty regarding the success of future operations, management has recorded a valuation allowance equal to 100% of the resultant deferred tax asset.

The carry forward losses expire in future years through 2029 as follows:

Expiration Year	Amount

2025	$457,895
2026	1,499,867
2027	4,790,794
2028	3,863,427
2029	1,831,437

NOTE 12     STOCK BASED COMPENSATION

The Company has granted stock options through certain informal stock option plans to directors, officers and employees. These options vest monthly as earned with no expiration date.

Prior to July 1, 2005, the Company accounted for these plans under the recognition measurement provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

Effective with its fiscal year beginning July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), using the modified-prospective-transition method. Under that transition method, compensation cost is recognized in the periods after adoption for (i) all stock option awards granted or modified after December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and (ii) all stock options granted prior to but not yet vested as of July 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The results for prior periods were not restated.

Stock-based compensation cost of $0 and $0 for the quarter ended December 31, 2008 and 2007, respectively. Related deferred income tax asset was $0 as of December 31, 2008 and 2007.

The following table summarizes the allocation of stock-based compensation expense under SFAS 123R:

	December 31,	December 31,
	2008	2007

Selling, general and administrative	$0	$0
Total stock-based compensation expense included in
operating expenses	$0	$0
Total stock-based compensation expense	$0	$0

The fair value of stock option awards granted on or after July 1, 2005 was determined using a Black-Scholes-Merton option-pricing model utilizing a range of assumptions related to dividend yield, volatility, risk-free interest rate, and employee exercise behavior. Dividend yield was determined to be $0 as these have not been historically paid. Expected volatility is based on the historical volatility calculated from the historical values of the Company’s stock prices. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company estimates forfeitures based on historical data.

On November 10, 2005, the FASB issued FASB Staff Position No. 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the shortcut method provided by the FASB Staff Position for determining the initial pool of excess tax benefits available to absorb tax deficiencies related to stock-based compensation subsequent to the adoption of SFAS 123R. The shortcut method includes simplified procedures to establish the beginning balance of the pool of excess tax benefits (the “APIC Tax Pool”) and to determine the subsequent effect on the APIC Tax Pool and Cash Flow Statements of the tax effects of employee stock-based compensation awards.

Prior to adoption of SFAS 123R, all tax benefits from deductions resulting from the exercise of stock options were presented as operating cash flows in the Cash Flow Statement. SFAS 123R requires the cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. Excess tax benefits aggregating $0 were reported in Financing Activities for the quarters ended December 31, 2008 and 2007.

A summary of options granted and outstanding is presented below:

	December 31, 2008 and June 30, 2008
	Number of	Weighted average
	options	exercise price

Outstanding at beginning of period	48,513	$0.50
Granted	--	--
Exercised	--	--
Forfeited	--	--

Outstanding at end of period	48,513	$0.50
Exercisable at end of period	48,513	$0.50

The weighted average fair value of shares granted was $0.50 and due April 2009.

NOTE 13     WARRANTS

The Company has issued warrants to purchase its common stock in connection with financing transactions. As of December 31, 2008, and June 30, 2008 the warrants are exercisable and have terms as follows:

	Exercise		In connection
	Price per	Termination	with financing
	Share	Date	transactions	Shares

	$0.40	January 2009	3 50,000	350,000
	$0.40	January 2009	213,200	213,200

Total			563,200	563,200

NOTE 14     DISPOSITION OF CERTAIN SUBSIDIARIES

On November 1, 2008 the Company disposed of its ownership interest in two wholly owned subsidiaries, CVC Communications Corp and VCG Technologies Inc. dba DT Net Technologies Inc. by transferring stock in the subsidiaries to a related party. In addition to transferring the stock, the Company also issued 1,250 shares of Series A Preferred stock to the transferee. The excess of liabilities of the subsidiaries over the asset values, $361,243, was treated as additional paid in capital on the Series A Preferred stock.

NOTE 15     SUBSEQUENT EVENTS

On January 29, 2009, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) and a Stock Purchase Agreement with Flint Telecom Group, Inc. (“FLTT”), a U.S. Telecommunications Technology and Services Company which is traded on the OTC BB market under the symbol FLTT.

Under the Merger Agreement, the Company’s six subsidiaries having U.S. business operations will merge into subsidiaries of FLTT. The six subsidiaries, CVC Int’l Inc, Phone House Inc. (CA), Cable and Voice Corporation, StarCom Alliance Inc., Dial Tone Communication Inc., and Phone House Inc. (FL), (“U.S. Subsidiaries”), will become wholly owned subsidiaries of FLTT. The U.S. Subsidiaries accounted for sales of $35,486,367 in the year ended June 30, 2008 and $29,356,234 in the six months ended December 31, 2008, representing 97.4% and 99%, respectively, of the Company’s sales. The total assets of the U.S. Subsidiaries as of December 31, 2008 were $9,112,691, or 41% of total assets.

The Company received merger consideration of $500,000 cash and 14,700,000 shares of Restricted Common Stock of FLTT at the January 29, 2009 closing. In addition, the Company will receive two payments of $500,000 cash by February 12, 2009 and March 31, 2009 and 6,300,000 shares of Restricted Common Stock of FLTT will be held in Escrow until January 29, 2011. The number of Escrowed shares may be reduced if the U.S. Subsidiaries do not realize sales and gross profits for the six months ended August 31, 2009 equal to 85% of the annualized sales and gross profits realized in the Quarter ended September 30, 2008, or if there are material misstatements in the Registrant’s representations. The total merger consideration is $1,500,000 cash and up to 21,000,000 shares of Restricted Common Stock of FLTT, representing 23% of the fully diluted shares of FLTT as disclosed by FLTT on its 10-Q for the Quarter ended September 30, 2008.

Contemporaneously with the Merger Agreement, pursuant to the Stock Purchase Agreement, the Company issued 15,000,000 shares of Restricted Common Stock to FLTT on January 29, 2009 at closing. The consideration for the stock consists of two cash payments of $750,000 each on February 27, 2009 and April 30, 2009 and FLTT’s non interest bearing Promissory Note for $7,000,000 payable in three equal installments on December 31, 2009, July 31, 2010, and December 31, 2010, for a total of $8,500,000. The $7,000,000 Note is collateralized by the 15,000,000 shares of the Company’s Common Stock.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Certain statements contained in this Report and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “strategy” and similar expressions. Our forward-looking statements generally relate to the prospects for future sales of our products, the success of our marketing activities, and the success of our strategic corporate relationships. These statements are based upon assumptions and assessments made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factor our management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following:  our ability to achieve profitable operations and to maintain sufficient cash to operate its business and meet its liquidity requirements; our ability to obtain financing, if required, on terms acceptable to it, if at all; the success of our research and development activities; competitive developments affecting our current products; our ability to successfully attract strategic partners and to market both new and existing products; exposure to lawsuits and regulatory proceedings; our ability to protect our intellectual property; governmental laws and regulations affecting operations; our ability to identify and complete diversification opportunities; and the impact of acquisitions, divestiture, restructurings, product withdrawals and other unusual items. Except as required by applicable law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Plan of Operation

We were incorporated on August 7, 2003 and began business as China Voice Holding Corp after a reorganization and name change on April 1, 2004. The Company obtained licenses to provide telecommunications services in The People’s Republic of China in 2005 and acquired its Chinese operating subsidiary, Candidsoft Technologies Co. Ltd. of Beijing (“Candidsoft”) effective January 18, 2006. Candidsoft had developed its patented SKY O/A ™ office automation platform, which is currently supporting over one million users in China, and during 2006 we began to develop the SKY O/A ™ platform into an Office Automation with VOIP and Telephony services platform capable of providing fully integrated voice and data telephony solutions to Government Agencies and large enterprises. This service offering proved to be very popular and we were awarded five contracts with three large Chinese government agencies.

During the years ended June 30, 2007 and 2008 our focus in China has revolved around improving the SKY O/A ™ Enhanced Services Platform and establishing the infrastructure to support our Chinese government contracts. As a result of the narrowed focus, the Company completed the abandonment of an unsuccessful operation in China and bought and then sold another Chinese company which proved to be incompatible with our plans. Candidsoft’s revenues also stagnated, as its efforts were concentrated on developing the SKY O/A ™ product and transitioning to an application service provider (ASP) reoccurring revenue model. The Company also gained a significant partner to provide connectivity, installation, first level customer support and billing to Candidsoft’s customers with China Netcom (CNC), which recently merged with China Unicom, a major Chinese telco. CNC has also agreed to license and private-label Sky O/A under the ICT Business brand and sell our solution to the private sector. Financially, the years ended June 30, 2007 and 2008 in China were years of development for our products, and as a result we incurred losses during this period.

During the six months ended December 31, 2008, our products began to be utilized in China. We began realizing sales in the quarter ended December 31, 2008 and expect to achieve profitability in China for the year ended June 30, 2009.

In addition to our business in China, during the years ended June 30, 2007 and 2008, we established businesses in the United States in telecommunications services, prepaid calling card distribution, prepaid cellular products and services distribution and advanced broadband hardware distribution. The Company acquired and established companies operating in the broadband and VoIP hardware and VoIP telecommunication services and calling card distribution segments to provide infrastructure to cross market Asian products as well as to provide profits to cover U.S. corporate overhead. Using these companies as a base, the Company entered the telecommunications services segment and greatly expanded its prepaid calling card and cellular distribution business. As a result, the Company has realized substantial sales growth from the six months ended December 31, 2007 to the six months ended December 31, 2008. However, these businesses have low margins and they were barely out of the start up phase by December 31, 2008, so the Company has not yet realized an overall profit on its U.S. businesses.

On January 29, 2009, the Company enhanced its ability to focus and exploit its opportunities in China and realized funds to cover its U.S. overhead by entering into an Agreement and Plan of Merger (“Merger Agreement”) and a Stock Purchase Agreement with Flint Telecom Group, Inc. (“FLTT”), a U.S. telecommunications technology and services company which is traded on the OTCBB market under the symbol FLTT. Under the Merger Agreement, Company’s subsidiaries having U.S. business operations will merge into subsidiaries of FLTT.

The Company received merger consideration of $500,000 cash and 14,700,000 shares of Restricted Common Stock of FLTT at the January 29, 2009 closing. In addition, the Company will receive two payments of $500,000 cash by February 12, 2009 and March 31, 2009 and 6,300,000 shares of Restricted Common Stock of FLTT will be held in Escrow until January 29, 2011. The number of Escrowed shares may be reduced if the U.S. Subsidiaries do not realize sales and gross profits for the six months ended August 31, 2009 equal to 85% of the annualized sales and gross profits realized in the quarter ended September 30, 2008, or if there are material misstatements in the Registrant’s representations. The total merger consideration is $1,500,000 cash and up to 21,000,000 shares of restricted Common Stock of FLTT, representing 23% of the fully diluted shares of FLTT as disclosed by FLTT on its 10-Q for the quarter ended September 30, 2008.

Contemporaneously with the Merger Agreement, pursuant to the Stock Purchase Agreement, the Company issued 15,000,000 shares of Company’s restricted Common Stock to FLTT on January 29, 2009 at closing. The consideration for the stock consists of two cash payments of $750,000 each on February 27, 2009 and April 30, 2009 and FLTT’s non interest bearing Promissory Note for $7,000,000 payable in three equal installments on December 31, 2009, July 31, 2010, and December 31, 2010, for a total of $8,500,000. The $7,000,000 Note is collateralized by the 15,000,000 shares of the Company’s Common Stock.

The Company expects that the sale of the U.S. operations to FLTT will provide the capital necessary to continue expansion of its primary business operations in China and produce future profits from its investment in FLTT.

Comparisons by Period

Six Months Ended December 31, 2008 and 2007

Revenues. Revenues for the six months ended December 31, 2008 were $29,799,072, a $19,284,848 increase as compared to $10,514,224 for the six months ended December 31, 2007. The largest part of the increase, $18,802,747, or 97.5% of the growth, is attributable to sales from the Company’s calling card distribution segment resulting from exclusive supplier agreements in the prepaid cellular and calling card businesses and master distribution sales and marketing rights to various calling card products from suppliers.

Gross Profit. Gross profit for the six months ended December 31, 2008 was $772,561, an increase of $222,810 versus a gross profit of $549,751 for the six months ended December 31, 2007. The increase in gross profit is attributed to the increase in Company revenues.

Operating Expenses. For the six months ended December 31, 2008 expenses were $2,631,308, a $223,420 increase versus the $2,407,888 reported for the six months ended December 31, 2007. The increase is primarily the result of increases in corporate expenses in China and the U.S. as the Company has been adding employees and capacity to roll out its Chinese contracts. The Company has also incurred substantial legal and accounting expenses relating to the Company’s audits and the filing of its Form 10.

Other Income and Expenses. The Company’s other income net of other expenses for the six months ended December 31, 2008 was $56,525 compared to a loss of $592,386 for the six months ended December 31, 2007, a net change of $648,911 The increase in other income was primarily attributable to a federal telephone excise tax refund of $382,548 and a decrease in interest and other financial charges.

Net Loss.  For the six months ended December 31, 2008 the Company reported a net loss of $1,802,222 compared to $2,450,523 for the prior year. The decrease in net loss is primarily the result of the changes in other income and expenses.

Quarter Ended December 31, 2008 and 2007

Revenues. Revenues for the quarter ended December 31, 2008 were $13,834,720, a 132.1% increase as compared to $5,931,364 for the quarter ended December 31, 2007. The increase in revenues for the quarter is attributed to a $7,492,015 increase in the calling card distribution segment, which accounted for 95.1% of the revenue increase in the quarter ended December 31, 2008.

Gross Profit. Gross profit for the quarter ended December 31, 2008 was $578,150, a $243,970 increase versus a gross profit of $334,180 for the quarter ended December 31, 2007. The increase in gross profit is attributed to increased Company sales.

Operating Expenses. For the quarter ended December 31, 2008 expenses were $1,337,507 versus the $1,470,626 reported for the quarter ended December 31, 2007. The $133,119 decrease in expenses is attributed primarily to reductions by corporate overhead expenses.

Non Operating Income and Expenses. The Company’s other income net of other expenses for the quarter ended December 31, 2008 was a net loss of $77,544 compared to a net loss $244,667 for the quarter ended December 31, 2007. The decrease in net loss was caused primarily by a decrease in interest expense and other financing costs.

Net Loss. For the quarter ended December 31, 2008 the Company reported a net loss of $836,901 compared to $1,381,123 for the quarter ended December 31, 2007. The decrease in net loss is primarily the result of the increases in sales and reduced financing charges.

Business Segment Information

The following is a breakdown of revenues and net loss by segment:

Six Months Ended December 31, 2007	Communications Software Development	Tele-Communications Service	Calling Card Distribution	Advanced Broadband Hardware Distribution	Corporate and Eliminations	Consolidated

Revenues	$346,259	1,851,495	7,790,387	526,083	--	10,514,224
Net income (loss)	<32,186>	<215,693>	<11,100>	<208,567>	<2,047,349>	<2,450,523>

Three Months Ended December 31, 2007	Communications Software Development	Tele-Communications Service	Calling Card Distribution	Advanced Broadband Hardware Distribution	Corporate and Eliminations	Consolidated

Revenues	$210,178	1,169,861	4,359,698	221,627	--	5,961,364
Net income (loss)	11,023	24,270	<3,817>	<109,362>	<1,303,237>	<1,381,123>

Six Months Ended December 31, 2008	Communications Software Development	Tele-Communications Service	Calling Card Distribution	Advanced Broadband Hardware Distribution	Corporate and Eliminations	Consolidated

Revenues	$420,436	1,908,023	26,593,134	877,479	---	29,799,072
Net income (loss)	113,523	<125,147>	457,888	<49,626>	<2,198,860>	<1,802,222>

Three Months Ended December 31, 2008	Communications Software Development	Tele-Communications Service	Calling Card Distribution	Advanced Broadband Hardware Distribution	Corporate and Eliminations	Consolidated

Revenues	$324,451	1,238,570	11,851,713	419,986	--	13,834,720
Net income (loss)	161,281	<44,332>	27,975	<112,570>	<1,094,395>	<836,901>

Six Months Ended December 31, 2008 and 2007

The largest increase in sales, $18,802,747, occurred in the calling card distribution segment as the Company generated substantial additional revenue from new exclusive supplier agreements. Because of these sales increases, and a $382,548 excise tax refund, the segment showed a $457,888 profit as opposed to a $11,110 prior period loss.

A sales increase of $56,528 occurred in the telecommunication service segment where the Chinese subsidiary which produced the sales reported in the six months ended December 31, 2007 was sold and the Company started its U.S. based telecommunication services Company. The loss for the segment was reduced to $125,147 from $215.693 in the prior period primarily because of the effects of the disposition of the Chinese subsidiary.

The advanced hardware distribution segment showed an increase in sales of $351,396 primarily because of increased working capital deployed in the business. The loss decreased by $158,941 because of the sales increase.

The communications software development segment showed an increase in revenue of $74,177 and profits of $81,337 because of increased activity in China, as the Company began to deploy its telecommunications services in the Quarter Ended December 31, 2008.

Quarter Ended December 31, 2008 and 2007

The largest increase in sales, $7,492,015, occurred in the calling card distribution segment as the Company generated substantial additional revenue due to competitor consolidation in southern California and exclusive calling card relationships that were established with various calling card suppliers and customers. Profits increased by $31,792 as the result of increased sales.

A sales increase of $68,709 occurred in the telecommunication service segment where the Chinese subsidiary was sold and the Company started ramping up its U.S. based telecommunications services Company. The loss for the segment was increased by $68,602, reflecting the start up phase of the new U.S. business and the effects of the sale of the Chinese subsidiary.

The advanced hardware distribution segment showed an increase in sales of $198,359 primarily because of increase capital deployment. The profitability increased by $221,932 because of the sales increase and better cost controls.

The communications software development segment showed an increase in revenue of $114,273 because of the beginning of deployment of services under the Application Service Provider (ASP) reoccurring revenue model. As a result of the higher margins under this business model, the Company showed an increased profit of $150,258.

Liquidity and Cash Resources

Six Months Ended December 31, 2008 and 2007

For the six months ended December 31, 2008 the Company reported a net loss of $1,802,222 compared to $2,450,523 for the prior period. The Company’s cash balance at December 31, 2008 was $637,103.

The Company had a decrease in cash of $1,458,967 for the six months ended December 31, 2008, compared to an increase in cash of $2,910,623 for the comparable period of 2007. Cash resources of $1,924,251 were used in operations for the six months ended December 31, 2008 as compared to $1,710,856 used in operations for the same period of 2007. Cash used in investing activities was $567,516 for the six months ended December 31, 2008 as compared to $295,943 used in investing activities for the same period of 2007. Cash provided by financing activities was $991,411 for the six months ended December 31, 2008 as compared to $4,917,422 for the same period in 2007. Our principal sources of cash during the six months were the proceeds from the sale of common stock.

As mentioned previously, on January 29, 2009 the Company sold its U.S. operating Subsidiaries and 15,000,000 shares of its common stock to Flint Telecom Group Inc. (“FLTT”) for a total combined consideration of $10,000,000 to be received over the next two years and 21,000,000 shares of FLTT Common Stock. During the six months ended December 31, 2008 these subsidiaries produced sales of $29,378,636, accounting for 99% of Company sales. The Company has retained all of its operations in China, which produced $420,436 of sales in the six months ended December 31, 2008. The Company anticipates that its China operations will generate profits to cover all U.S. and China overhead by June 30, 2009. Significant sales and profits are expected to be realized during the coming months in China through the deployment of the Company’s new SCDMA teleconferencing application for China Unicom, which has initially deployed 400,000 users in Guang Xi Province. In China, our projected revenues are made and adjusted based on market conditions and assumptions from management in China as well as commitments from our customers and suppliers. These commitments are based upon contractual arrangements to install a configured SKY O/A Office Automatic Software Application loaded on a user’s PC and VoIP end device (IP telephone), each referred to as a “seat.” We currently receive monthly revenue from each seat of between $15 to $30 per month, utilizing our VoIP telephone services, depending upon each user’s usage of our enhanced services. This monthly gross revenue may change in the near future if China Unicom decides to utilize its SCDMA wireless telephone services with our SKY O/A platform rather than the VoIP telephone services that they are currently deploying for us.. The Company anticipates that, because the Beijing Olympics are finished and the China Netcom-China Unicom merger is almost complete, it will receive a much more focused deployment effort going into 2009.

The government agencies that make up most of Candidsoft’s current contracts and future expected revenue, and the agreements to acquire seats by each, are the National Anti-Poverty Organization (NAPO)(35,000 seats), Navigation Affairs Administration (65,000 seats), and the Guang Xi Land Transport Bureau (GXT)(4,000 seats). Another government entity and partner, China Unicom is also a customer for Candidsoft’s new SCDMA cellular for application for SKY O/A that enables teleconferencing and IM Chat. In addition, the Company also has a contract with a private company called GuangXi ChaoDa Group (“ChaoDa”) for 6,000 seats. ChaoDa is recognized as a member of the Chinese Service Industry 500, the Chinese Transportation 100, the Chinese Land Transportation 100 and the GuangXi Enterprise 50 Companies. While all contracts are cancelable, we believe that with the continued connectivity and installment support of China Unicom, the Company has the ability to achieve its China projections. If for any reason China Unicom is slower than they have represented in providing connectivity and installation services, our projections will be negatively and proportionally impacted. We also believe that unless the Company cannot install its service or prices fall on legacy services making new technologies not as justifiable to deploy it is unlikely that any of the Company’s current contracts will be lost. The Company’s technology, enhanced services platform, VoIP hardware provider, customer support and installation training center are all in place to support the Company’s contracts.

Because of the FLTT transaction, the Company anticipates that its capital needs will be met for 2009 and 2010. However, the Company may raise money to fund additional expansion in China. The additional funding is expected to be raised through sales of common stock.

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to Smaller Reporting Companies.

ITEM 4T.     CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation of its disclosure controls and procedures, Assure Data’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31,2008 and as of the date of filing, the controls, and procedures were effective at a reasonable assurance level and will continue to operate as designed.

Registrant maintains certain internal controls over financial reporting that are appropriate, consistent with cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

(b)     Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(c)     Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time we are involved in various claims and other legal proceedings which arise in the normal course of our business. Such matters are subject to many uncertainties and outcomes that are not predictable. However, based on the information available to us and after discussions with legal counsel, we do not believe any such proceedings will have a material adverse effect on our business, results of operations, financial position or liquidity. We cannot provide assurance, however that damages that result in a material adverse effect on our financial position or results of operations will be not be imposed in these matters.

On July 17, 2008, the Securities and Exchange Commission issued an Order Directing Private Investigation and Designating Officers to Take Testimony In the matter of China Voice Holding Corp., File No. HO-10827. The investigation is inquiring into sales of unregistered shares of stock and representations and publications made in connection therewith. Officers of the Company have met with the SEC to discuss the matter and the Company is cooperating fully in the inquiry.

During the Quarter Ended December 31, 2008 the Company filed a lawsuit styled China Voice Holding Corporation vs. Cornwell Jackson & Co. P.C. in the circuit court of the 15th Judicial Circuit in and for Palm Beach County, Florida. The lawsuit seeks damages from the Company’s former auditors for professional negligence, breach of contract, and negligent misrepresentation. In addition the Company disputed invoices from Cornwell Jackson in the amount of $138,035 but has nevertheless included this amount in current liabilities.

Item 1A. Risk Factors - Not applicable to Smaller Reporting Companies.

Item 2.     Unregistered Sales of Equity Securities

Information regarding recent issuance is incorporated by reference to Registrant’s Form 8-K filed on February 2, 2009. In addition, the following issuances have occurred during the Quarter Ended December 31, 2008:

Common Stock

From October 1, 2008 to December 31, 2008, we issued 5,644,132 shares.

•	1,268,000 shares were issued to 22 persons for consulting services valued at $284,715. (5)

•	3,505,464 shares were issued to 64 non-US persons in a Regulation S offering for net proceeds of $355,464. (3)

•	66,668 shares were issued to 4 US persons in a Regulation D offering in correction of a prior issuance. (4)

•	804,000 shares were issued to one US person, a former shareholder in PhoneHouse, pursuant to the earnout agreement. (2)

Preferred Stock

We have issued the following shares of our Series A Preferred Stock during the Quarter Ended December 31, 2008:

•	1,250 shares issued to an affiliate of our CFO, D. Ronald Allen in exchange for the assumption of $361,243 of debt through acquisition of two subsidiaries of the Company. (2)

The information above is a summary of transactions by our company within the Quarter Ended December 31, 2008 involving sales of its securities that were not registered under the Securities Act of 1933 (the “Act”). For each transaction we relied upon the following exemption(s) from registration under the Act, and each such issuance is noted at the end to correspond to one of these exemptions:

(1)	Exempt under Section 4(2) of the Act as a sale for cash to a small group of accredited or otherwise sophisticated investors not involving any public offering.

(2)	Exempt under Section 4(2) of the Act as an issuance of securities as consideration for an acquisition of a company or block of assets from a small group of sophisticated sellers.

(3)

Exempt under Regulation S promulgated under the Act as issuances of restricted shares to non-US persons who provided subscription representations in private transactions without any advertising or public solicitation.

(4)

Exempt under Regulation D promulgated under the Act and Rule 506 thereof as sales to all accredited investors who provided subscription representations in offerings that were not subject to public solicitation and in which Form D notices were filed.

(5)	Exempt under Section 4(2) as issuances of stock in lieu of compensation or consulting fees to a small member of sophisticated persons not involving any public offering.

(6)	Exempt under such 3(a)(9) of the Act as an exchange of securities for other outstanding securities of the Registrant.

(7)	Exempt under Section 4(2) of the Act as issuance of shares as additional consideration for loans to the Registrant or in lieu of interest on loans, to institutional and other accredited investors.

In the case of all issuances other than pursuant to Regulation D or Regulation S, the Company believes the investor or its purchase representative was reasonably believed to have such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment, (b) the investor or its purchaser representative were provided with required information and an opportunity to obtain additional information a reasonable period of time prior to the transaction, (c) the investor or its purchaser representative were advised of the limitations on resale of the Common Stock, (d) the investor represented its intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, and (e) appropriate legends were affixed to the instruments issued in the transactions.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information

None.

Item 6.     Exhibits .

31.1     Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification by CEO/CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2009

CHINA VOICE HOLDING CORP.

By: /s/ D. Ronald Allen
D. Ronald Allen, Chief Financial Officer