Form 10-Q
period 2009-03-31
China Voice Holding Corp.
filed 2009-05-15
CIK 1333491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Large accelerated filer [ ]                                                                Accelerated filer  [  ]

Non-accelerated filer  [  ]                                                                Smaller reporting company [X]

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2009: 184,992,938 shares of common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA VOICE HOLDING CORP.

Condensed Consolidated Balance Sheet
March 31, 2009 and June 30, 2008

	March 31, 2009	June 30, 2008
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$53,972	$2,096,070
Accounts receivable, net	620,626	1,746,595
Inventories	87,121	445,163
Prepaid expenses and other current assets	85,605	97,873
Related party receivables	101,824	92,300
Deposits	-	61,532

Total Current Assets	949,148	4,539,533

Long-term assets:
Note receivable	800,000	1,500,000
Long-term investments	7,639,886	-
Property and Equipment, net	371,907	588,954
Other assets	15,000	-
Goodwill	6,009,404	10,450,466
Other intangible assets, net	6,498,493	6,964,318

TOTAL ASSETS	$22,283,838	$24,043,271

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued expenses	$254,583	2,204,689
Related party payables	402,814	390,451
Current portion of long term debt, net of debt discount	125,614	158,652
Current portion of related party notes	235,000	310,423
Other current liabilities	80,329	28,188

Total Current Liabilities	1,098,340	3,092,403

Long-Term Liabilities
Long-term debt, net of current portion	-	50,000
Long-term contingent liabilities	-	1,500,000

Total liabilities	1,098,340	4,642,403

Equity
Common Stock: par value $0.001; 400,000,000
shares authorized; 184,992,938 and 157,909,447 shares issued
at March 31, 2009 and June 30, 2008,respectively	184,993		157,910
Series A Preferred Stock-par value $0.001
20,000 shares authorized: 5,493 and 3,304 shares issued
at March 31, 2009 and June 30, 2008, respectively		5	3
(liquidation value of $5,493,000 and $3,304,000 on
March 31, 2009 and June 30, 2008, respectively)
Subscription receivables	(8,500,000)		-
Additional paid-in capital	51,629,011		41,730,913
Accumulated deficit	(22,359,779)		(22,483,047)
Cumulative currency translation adjustment	31,913		(4,911)
Total CHVC shareholders' equity	20,986,143		19,400,868

Noncontrolling interests	199,355		-
Total shareholders' equity	21,185,498		19,400,868
Total liabilities and equity	$22,283,838		$24,043,271

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHINA VOICE HOLDING CORP.
Condensed Consolidated Statement of Operations
For the three months and nine months ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
Sales	$ 302,666	$ 4,641	$ 867,757	$ 4,641
Cost of revenues	134,739	-	566,299	-
Gross profit	167,927	4,641	301,458	4,641

Operating Expenses:
Selling, general and administration expenses	727,459	1,834,354	3,001,022	3,781,269
Depreciation	19,226	18,801	83,805	33,814
Total operating expenses	746,685	1,853,155	3,084,827	3,815,083

Loss from operations	(578,758)	(1,848,514)	(2,783,369)	(3,810,442)

Other income (expenses)
Tax credit	242,730	-	242,730	-
Interest income	1,003	21,143	8,463	37,083
Interest expense	(76,046)	(72,727)	(147,831)	(324,584)
Gain/(Loss) from disposal of fixed assets	(274)	(44,434)	(274)	(44,434)
Other nonoperating income (expense)	(10,934)	(124,316)	(41,949)	(461,816)
Total other income (expense)	156,479	(220,334)	61,139	(793,751)

Loss before Loss on equity investment and noncontrolling interest	(422,279)	(2,068,848)	(2,722,230)	(4,604,193)

Loss on equity investment	(340,114)	-	(340,114)	-

Net loss from continuing operations	(762,393)	(2,068,848)	(3,062,344)	(4,604,193)

Discontinued operations
(Loss) Income on discontinued operations, net of tax	(191,188)	(231,198)	421,054	(127,407)
Gain from disposal of subsidiaries	3,516,912	505,733	3,516,912	505,733
Income from discontinuing operations	3,325,724	274,535	3,937,966	378,326

Net Income (loss)	2,563,331	(1,794,313)	875,622	(4,225,867)
Less: Net (loss) income attributable
to noncontrolling interest	(84,841)	34,752	(199,354)	16,969

Net income (loss) before preferred dividend	2,478,490	(1,759,561)	676,268	(4,208,898)

Preferred dividend	(217,610)	(274,375)	(553,000)	(388,108)

Net income (loss) attributable to CHVC common stockholders	2,260,880	(2,033,936)	123,268	(4,597,006)

Net income (loss) attributable to CHVC common stockholders per common share – basic and diluted
Net loss from continuing operations per share – Basic	$ (0.006)	$ (0.015)	$ (0.022)	$ (0.038)
Net income from discontinued operations per share - Basic	$ 0.018	$ 0.002	$ 0.023	$ 0.003
Net income (loss) attributable to CHVC common stockholders per common share – Basic	$ 0.012	$ (0.014)	$ 0.001	$ (0.035)

Net loss from continuing operations per share - Diluted	$ (0.006)	$ (0.015)	$ (0.022)	$ (0.038)
Net income from discontinued operations per share - Diluted	$ 0.018	$ 0.002	$ 0.023	$ 0.003
Net income (loss) attributable to CHVC common stockholders per common share - Diluted	$ 0.012	$ (0.014)	$ 0.001	$ (0.035)

Common shares used in calculation per share data- basic	180,927,159	149,104,669	171,586,089	130,725,593
Common shares used in calculation per share data- diluted	181,325,672	149,104,669	171,984,602	130,725,593

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHINA VOICE HOLDING CORP.
Condensed Consolidated Statements of Changes in Equity
For the Nine Months ended March 31, 2009
(unaudited)

									Foreign currency
				Series A Preferred		Additional	Accumulated	Noncontrolling	exchange	Total
	Common Stock		Subscription	Stock		paid-in capital	deficit	interest	adjustment	Equity
	Shares	Amount	Receivable	Shares	Amount
Balance at
June 30, 2008	157,909,447	157,910	-	3,304	3	41,730,913	(22,483,047)	-	(4,911)	19,400,868

Net Income							676,268	199,355		875,623

Issuance of Common	8,833,641	8,833				1,674,614				1,683,447
Issuance of Common	18,249,850	18,250				8,922,264				8,940,514
Issuance of Preferred stock				3,250	3	361,240				361,243

Dividends declared
on series A Preferred Stock							(553,000)			(553,000)

Translation adjustment									36,824	36,824

Redemption of
Series A Preferred Stock				(1,061)	(1)	(1,060,020)				(1,060,021)

Stock subscriptions receivable			(8,500,000)							(8,500,000)

Balance at
March 31, 2009	184,992,938	184,993	(8,500,000)	5,493	5	51,629,011	(22,359,779)	199,355	31,913	21,185,498

CHINA VOICE HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
For the nine months ended March 31, 2009 and 2008
(Unaudited)
	2009	2008
Operating Activities
Net income (loss)	$ 875,622	$ (4,225,867)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	477,982	190,554
Common shares issued for services	(29,490)	-
Stock-based expense	-	1,241,340
Loss from disposal of property and equipment	164,498	-
Gain from disposal of subsidiaries	(3,516,912)	-
Loss on equity investment	340,114	-
Change in operating assets and liabilities
Accounts receivable	(853,715)	(1,165,126)
Inventories	(85,196)	237,276
Prepaid expenses and other current assets	(21,883)	91,031
Other assets	(13,018)	(299,325)
Accounts payable and accrued expenses	183,198	1,063,869
Due from related parties	82,776	-
Other current liabilities	53,032	(329,172)
Total Adjustments	(3,135,838)	1,030,447
Net Cash Used In Operating Activities	(2,260,216)	(3,195,420)

Investing Activities
Purchase of property and equipment	(132,521)	(256,512)
Cash received from disposl of subsidiares	700,000	-
Net Cash Used In Investing Activities	567,479	(256,512)

Financing Activities
Net increase (decrease) in:
Repayments of short term loan	(608,461)	(376,587)
Proceeds from short term loan	450,000	-
Repayments of long term loan	-	(675,000)
Decreased from notes receivable	(800,000)	-
Proceeds from related parties	12,363	-
Proceeds from issuance of preferred stock, net of issuance costs	-	(949,000)
Redemption of preferred stock to related party	(1,060,021)	-
Proceeds from issuance of common stock, net of issuance costs	2,156,936	7,489,825
Payment of preferred dividends	(553,000)	(284,200)
Investment in minority interest	-	(54,000)
Net cash provided by financing activities	(402,183)	5,151,038
Effect of exchange rate on changes in cash	52,822	-
Net (decrease) increase in cash and cash equivalents	$ (2,042,098)	$ 1,699,106
Cash and cash equivalents - beginning of period	2,096,070	396,964
Cash and cash equivalents - end of period	$ 53,972	$ 2,096,070

Supplemental cash flow information
Interest paid	$ 147,831	$ 324,584

Supplemental Disclosure of Non-Cash investing and financing activities:

Consideration from disposal of subsidiaries	$ 7,980,000	$ -

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended March 31, 2009 and 2008

NOTE 1 – DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – China Voice Holding Corp. (the “Company” or “CHVC”), a Nevada corporation formed on August 7, 2003, is a diversified telecommunications company headquartered in Boca Raton, Florida.  The Company operates in two countries, the United States and China.  In the United States, the Company has offices and operations located in Boca Raton, Florida; and in Dallas, Texas.  In China, the Company operates in Beijing and Nanning.  The Company in one reportable business segment as follows:

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

On January 29, 2009 the Company sold six subsidiaries which it had operated in the United States in the telecommunications services, calling card distribution, and advanced hardware distribution segments.

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

NOTE 1 – DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Basis of Consolidation – The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of China Voice Holding Corp (“CHVC”), VoIUM Technologies, LTD (“VoIUM”), Sino-Connection Corp. (“Sino-Connection”), Voium USA Inc. (“Voium USA”), China Voice Communications Corp (“CVCC”), Communications Business Services Corp (“CBSC”), East West Global Communications, Inc. (“EWGC”), VCG Technologies, Inc. d/b/a DTNet Technologies, Inc. (“DTNet”), CVC International, Inc. (“CVC International”) and Phone House, Inc. (“PhoneHouse”). The Company additionally consolidated the financial statements of Candidsoft Technologies Co, Ltd of Beijing (“Candidsoft”) for which the Company owned a 65% interest for the periods ended March 31, 2009 and 2008 and BTSE, for which the Company owned a 70% interest for the periods ended December 31, 2007. The Company also consolidated 100% of Cable and Voice Corporation (“Cable and Voice”), StarCom Alliance, Inc. (“Star Com”), StreamJet.Net, Inc. (“StreamJet”), Dial-Tone Communications, Inc. (“Dial Tone”) and Vastland Holding Beijing Company Limited (“Vastland”) which were acquired or set up in 2008. The financial statements include consolidated financial information for CBSC, CVCC, DT Net, Cable and Voice, Star Com, Dial Tone, CVC International, and Phone House only through the date of disposition. All intercompany accounts and transactions have been eliminated in consolidation. The results of subsidiaries acquired or disposed of during the respective periods are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal, as appropriate. The portion of the income applicable to non-controlling interests in subsidiary undertakings is reflected in the consolidated statements of operations.

NOTE 1 – DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisiting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2009, the results of operations for the three-month and nine-month periods ended March 31, 2009 and 2008, and cash flows for the nine months ended March 31, 2009 and 2008.  The results for the period ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2009.

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

NOTE 1 – DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Non-Controlling Interests in Consolidated Financial Statements – On December 4, 2007, the Financial Accounting Standards Board issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary in certain circumstances.  Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 is effective for fiscal years, and interim periods within these fiscal years, beginning on or after December 15, 2008.  Effective January 1, 2009, the Company adopted SFAS 160. The adoption did not impact the condensed consolidated financial statements for the quarter ended March 31, 2009, except for the presentation and disclosure requirements affecting all periods presented including (a) the noncontrolling interest has been reclassified to equity, (b) consolidated net income or loss has been adjusted to include the net income or loss attributable to the noncontrolling interest, (c) for each reporting period the Company must present a reconciliation at the beginning and end of the period of the carrying amount of total equity and equity attributable to the Company and the noncontrolling interest.

In January 2009, FASB released final FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. According to FASB, the FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment (OTTI) has occurred. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. We are currently evaluating the requirements of FSP No. EITF 99-20-1.

                  On April 9, 2009 the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures                  about Fair Values of Financial Instruments, which amends SFAS 107, Disclosures about Fair Values of Financial Instruments, and requires that companies also disclose the fair value of financial instruments during interim reporting similar to those that are currently provided annually. FSP No.FAS 107-1 and APB 28-1 is effective for interim reporting periods ending  after June 15, 2009 and it will have no impact on the Company’s statement of financial position or results of operations.

Management does not believe that there are any other recently-issued accounting                 pronouncements, but not yet effective accounting standards, which could have a material effect on the accompanying financial statements.

DAL:729124.1

NOTE 1 – DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income (Loss ) per Share

The Company follows the guidelines of Statement of Financial Accounting Standards No. 128, “Earnings per share” (“SFAS No. 128”) in calculating its loss per share.  SFAS No. 128 states basic and diluted earnings per share are based on the weighted average number of common shares and equivalent common shares outstanding during the period.  Common stock equivalents for purposes of determining diluted earnings per share include the effects of dilutive stock options, warrants and convertible securities.  The effect on the number of shares of such potential common stock equivalents is computed using the treasury stock method or the if-converted method, as applicable.  The Company has excluded all outstanding stock options and warrants as well as shares issued upon conversion of debt from the calculation of diluted loss per share because these securities are anti-dilutive for the period ended March 31, 2008.

	For the three months ended March 31, 2009	For the three months ended March 31, 2008	For the nine months ended March 31, 2009	For the nine months ended March 31, 2008
Numerator:
Net loss from continuing operations	(1,064,844)	(2,308,471)	(3,814,698)	(4,975,332)
Net income from discontinued operations	3,325,724	274,535	3,937,966	378,326
Net Income (loss) attributable to stockholders	$2,260,880	$(2,033,936)	$123,268	$(4,597,006)
Denominator:
Weighted average number of shares outstanding, basic	180,927,159	149,104,669	171,586,089	130,725,593
Effect of dilutive securities
Options and warrants	398,513	-	398,513	-
Weighted average number of shares outstanding, diluted	181,325,672	149,104,669	171,984,602	130,725,593

Income/(Loss) per share – basic
Continuing operations	(0.006)	(0.015)	(0.022)	(0.038)
Discontinued operations	0.018	0.002	0.023	0.003
Net loss per share – basic and diluted	$0.012	$(0.014)	$0.001	$(0.035)
Income/(Loss) per share – diluted
Continuing operations	(0.006)	(0.015)	(0.022)	(0.038)
Discontinued operations	0.018	0.002	0.023	0.003
Net loss per share – basic and diluted	$0.012	$(0.014)	$0.001	$(0.035)
	For the three months ended March 31, 2009	For the three months ended March 31, 2008	For the nine months ended March 31, 2009	For the nine months ended March 31, 2008
Numerator:
Net loss from continuing operations	(1,064,844)	(2,308,471)	(3,814,698)	(4,975,332)
Net income from discontinued operations	3,325,724	274,535	3,937,966	378,326
Net Income (loss) attributable to stockholders	$2,260,880	$(2,033,936)	$123,268	$(4,597,006)
Denominator:
Weighted average number of shares outstanding, basic	180,927,159	149,104,669	171,586,089	130,725,593
Effect of dilutive securities
Options and warrants	398,513	-	398,513	-
Weighted average number of shares outstanding, diluted	181,325,672	149,104,669	171,984,602	130,725,593

Income/(Loss) per share – basic
Continuing operations	(0.006)	(0.015)	(0.022)	(0.038)
Discontinued operations	0.018	0.002	0.023	0.003
Net loss per share – basic and diluted	$0.012	$(0.014)	$0.001	$(0.035)
Income/(Loss) per share – diluted
Continuing operations	(0.006)	(0.015)	(0.022)	(0.038)
Discontinued operations	0.018	0.002	0.023	0.003
Net loss per share – basic and diluted	$0.012	$(0.014)	$0.001	$(0.035)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods ended March 31, 2008:

Warrants issued in conjunction with financing	582,000
Contingent shares potentially issuable for acquisitions	3,598,750
Common stock options	48,513

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

Segmental Reporting

SFAS No. 131,“Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. In January 2009, sold six subsidiaries which operated in the United States in the telecommunications services, calling card distribution, and advanced hardware distribution segments. The Company continues to have business operations in the communications software development segment in China. Accordingly, the Company operates in one business segment.

DAL:729124.1

NOTE 2 - BUSINESS COMBINATIONS

A.	Businesses Owned as of March 31, 2009

1.
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

   The allocation of the purchase price was to the estimated value of six licenses issued by theTelecommunication Bureau of Beijing. The licenses permit mobile network telecommunicationvalue-added service, fax storage and forwarding services, certain internet content service, electronic bulletin board service, internet connection service, and call center service.  The licenses expire in 2010.  The Company has assigned a 15 year life to the licenses as it believes these willbe renewed for as long as the licenses are required to support the Company’s services.

2.
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

The following table presents the allocation of the acquisition cost of Candidsoft, including theassets acquired and liabilities assumed, based on their fair value:

Goodwill	$6,056,654
Capitalized software	69,240
Other assets	118,927
Total assets acquired	6,244,821

Minority interest	(40,571)
Net assets acquired	$6,204,250

DAL:729124.1

NOTE 2 - BUSINESS COMBINATIONS (Continued)

3.
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

The following table presents the allocation of the acquisition cost of StreamJet, including the assets acquired and liabilities assumed, based on their fair value:

Software License	$2,974,293

Liabilities assumed	(92,043)

Net assets acquired	$2,882,250

B.	Companies disposed of prior to March 31, 2009

1.
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

DAL:729124.1

NOTE 2 - BUSINESS COMBINATIONS (Continued)

2.
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

3.
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

DAL:729124.1

NOTE 2 - BUSINESS COMBINATIONS (Continued)

4.
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

5.
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

On January 29, 2009 the Company sold Phone House, Dial Tone, and CVC International, along with StarCom and Cable and Voice for $700,000 cash, $800,000 in redeemable preferred stock, and 21,000,000 shares of common stock of Flint Telecom Group Inc. valued at $7,980,000, for a total consideration of $9,480,000. The Company recognized a gain of $3,404,666 on the sale.

DAL:729124.1

NOTE 3 - DISCONTINUED OPERATION

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

On January 29, 2009 the Company sold Cable and Voice, Star Com, Dial Tone, CVC International, and Phone House which operated in the United States in the telecommunications services, calling card distribution, and advanced hardware distribution segments.

The following summarizes the combined operating results of these six subsidiaries and DT Net Technologies for the three months and nine months ended March 31, 2009 and 2008 (through the respective dates of sale or termination), classified as discontinued operations for all periods presented.

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	31-Mar-09	31-Mar-08	31-Mar-09	31-Mar-08

Revenue	$ 4,475,698	$ 12,062,279	$ 33,687,278	$ 22,576,503
Cost of revenues	4,396,822	12,048,119	32,983,340	22,012,592
Gross profit	78,876	14,160	703,938	563,911
Expenses	266,009	200,924	707,877	646,884
Other Income (expenses)	(4,055)	(44,434)	424,993	(44,434)
Net income (loss)	$ (191,188)	$ (231,198)	$ 421,054	$ (127,407)

NOTE 4 - PROPERTY AND EQUIPMENT

Major categories of property and equipment at March 31, 2009 and June 30, 2008 were as follows:

	March 31, 2009	June 30, 2008

Computer equipment	$149,011	$428,682
Furniture, fixtures and equipment	315,434	297,896
Motor vehicles	46,015	15,338

Less: accumulated depreciation and amortization	(138,553)	(152,962)

Total property and equipment	$371,907	$588,954

For the three and nine months ended March 31, 2009 depreciation expense totaled $19,226 and $83,805, respectively. For the three and nine months ended March 31, 2008 depreciation expense totaled $ 24,665 and $70,374, respectively.

DAL:729124.1

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), the Company performs an evaluation of the fair values of its operating segments annually, and more frequently if an event occurs or circumstances change that may indicate that the fair value of a reporting unit is less than the carrying amount.

The Company’s balance sheet reflects goodwill of $6,009,404 and $10,450,466 as of March 31, 2009 and June 30, 2008, respectively.

During the three and nine months ended March 31, 2009 and 2008, the Company did not capitalize any costs related to internal software development.  The Company recorded amortization expense related to the internal software development costs placed in service as of January 18, 2006, the acquisition date of Candidsoft.

Other identifiable intangible assets consist of the acquired licenses to provide telecom services in certain districts within China and capitalized software.  Other intangible assets as of March  31, 2009 and June 30, 2008 are as follows:
	Lives	March, 31 2009	June 30, 2008

Telecom licenses	15 Years	$5,007,000	$5,007,000
Software licenses	15 Years	2,974,293	2,974,293
Computer software	10 Years	-	125,249
Patent – software	10 Years	49,000	____________-
Total		8,030293	8,106,542
Less accumulated amortization		(1,531,800)	(1,142,224)
		$6,498,493	$6,964,318

For the three and nine months ended March 31, 2009 amortization expense totaled $154,750 and  $394,512, respectively. For the three and nine months ended March 31, 2008 amortization expense totaled $53,318 and $159,954, respectively.

DAL:729124.1

NOTE 6 –NOTES PAYABLE

The Company’s notes payable to financial institutions and third parties consist of the following as of:

	March 31	June 30
	2009	2008

Note payable to a third party with interest at 12% and collateralized by certain assets held by a related party. The note is due on demand. Additionally, this note included detachable warrants to purchase 560,000 shares of the Company’s common stock, which expired May 31, 2006.	$25,614	$50,112

Note payable to an individual, due on demand. Interest accrues at 12% and is payable monthly. The note is collateralized by certain assets held by a related party and has detachable warrants to purchase 22,400 shares of CHVC’s common stock.	-	5,000
Note payable to an individual, interest accrues at 24% and is payable monthly. The note is collateralized by certain assets held by a related party, and is due on demand.	50,000	50,000
Note payable to an equipment vendor due May 1, 2011 at 12% interest secured by computer equipment of DTNet Technologies. The Company anticipates early payoff of this debt and accordingly has classified it as a current liability.	-	53,540

Note payable to an individual due October 5, 2009 with interest at 18% and collateralized by certain assets held by a related party.	50,000	50,000

Subtotal	125,614	208,652
Less discounts	-	-

	125,614	208,652
Less current portion	125,614	158,652

Long Term Debt	$-	$50,000

DAL:729124.1

NOTE 6 –NOTES PAYABLE (Continued)

The Company’s notes payable to related parties consist of the following as of:

	March 31	June 30
	2009	2008

Company’s VCG Technologies, Inc., d/b/a DTNet Technologies subsidiary was payable to a related party due December 31, 2008 with interest at 8%. The note was secured by all of the common stock of the Company’s DTNet subsidiary.	$-	$310,423

Notes Payable to investment entities controlled by a related party with interest at 18% and due on May 15, 2009. The notes are secured by certain assets of the Company.	235,000	-

	.	.
	235,000	310,423
Less current portion	235,000	310,423

Long term debt	$-	$-

The future maturities of the notes payable to third parties and related parties are as follows:

2009	360,614
2010	-
2011	-
2012	-

Total	$360,614

DAL:729124.1

NOTE 7 –EQUITY

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

On March 31, 2009, the Company redeemed 399 shares of Series A Preferred stock for $399,000 from affiliated entities.

Common Stock

During the three months ended March 31, 2009, the Company issued common stock as follows:

Category	Number of Shares	Value

Services	139,500	$29,490
Net cash invested	3,110,350	411,024
In connection with Stock Purchase Agreement with Flint Telecom Group dated January 29, 2009	15,000,000	8,500,000

Total	18,249,850	$8,940,514
Less amounts due from Flint Telecom Group sale representing stock subscription receivable.	-	(8,500,000)
		$440,514

During the quarter ended March 31, 2009, the Company issued 60,350 common shares pursuant to a stock offering under SEC Regulation S.  The Company hereby discloses that the shares would have had a value of approximately $9,980 had the shares been sold on the OTC (Pink Sheets) market, that discounts and commissions would total $6,986, and net proceeds received by the Company were $2,994.

DAL:729124.1

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On August 31, 2006, the Company entered into an employment agreement with Bill Burbank, the Company’s Chief Executive Officer.  The employment agreement is for an initial term of three years with automatic renewals on six month intervals thereafter; and provides entitlement to a base salary equal to $15,500 per month with discretionary cash or stock option bonuses based on performance. On January 9, 2009 the agreement was modified to change the base salary to $10,000 per month.

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
During the nine months ended March 31, 2009 the 3,000,000 shares of common stock were returned to StreamJet, the $1,500,000 note receivable was repaid and the $1,500,000 long term contingent liability was eliminated.

DAL:729124.1

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases

The Company’s rent expense amounted to $19,103 and $100,250 for the three and nine months ended March 31, 2009. The Company’s rent expense amounted to $30,750 and $94,262 for the three and nine months ended March 31, 2008. The Company has various long-term non-cancelable lease commitments for its offices, warehouse and other facilities which expire through 2011.  The minimum rental commitments under non-cancelable long-term operating leases during the next five years are as follows:

2009	6,170
2010	24,680
2011	24,680
2012	24,680
Total	$195,945

NOTE 9 - RELATED PARTY TRANSACTIONS

Related Party Payables

Certain companies owned or controlled by a major shareholder, director and officer of CHVC, and other related parties has loaned funds to the Company secured by all of the assets of the Company.  These advanced funds are due on demand and bear interest at 18%.  The balance as of March 31, 2009 and June 30, 2008 was $322,784 and $303,790, respectively.

Certain individuals who are employees and or directors of the Company have advanced funds to the Company on unsecured terms bearing interest at 8%. The balance on these advances was $6,990 and $13,990 as of March  31, 2009 and June 30, 2008, respectively.

An employee of one of the Company’s China subsidiaries has advanced funds to the Company on unsecured terms. This advance does not bear interest. The balance due on this advance was $73,040and $72,671 as of March 31, 2009 and June 30, 2008.

Related Party Notes Payables

As  disclosed  in  Note  6,  in  connection   with  the  Company's  acquisition of its DTNet subsidiary,  the Company was indebted to a Company  controlled  by the former  owners of DTNet.  One of those              owners remains a major shareholder, director, officer and employee of CHVC.  The note was secured by all of the common stock of DTNet and bears  interest at 8% and matured on December  31,  2008.  The balance on that note was $310,423 as of June 30, 2008. This note was a liability of the DT Net subsidiary which was sold during the nine months ended March 31, 2009.

As disclosed  in  Note  6,  notes payable of $235,000 were issued during the quarter to  investment entities controlled by a related party.  The notes are secured by certain assets of the Company and bear interest at 18% per annum and are due on May 15, 2009.

Interest paid under these notes was $48,061 and $67,140 for the quarters ended March 31, 2009 and 2008.

DAL:729124.1

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

Related Parties receivables

As of March 31, 2009, the Company had the loaned $92,300 to Wrio as we discussed below under Joint Venture and the receivable from Flint Telecommunication Inc, (“Flint”) of $9,524. The company had 27.29% ownership in Flint as of March 31, 2009

Joint Ventures

The Company has entered into a joint venture with WRIO, Corp., dated May 31, 2006, wherein WRIO, Corp. and the Company, through contribution of $1,000 each, are 50/50 partners in the exploitation of wireless broadband technology owned by WRIO, Corp. in China.  WRIO, Corp is controlled by an officer and director of the Corporation.  No revenues were earned under this joint venture during 2008 and 2007, accordingly, no revenues or expense have been reflected in these financial statements. In addition, the Company has loaned $92,300 to Wrio as of March 31, 2009 and June 30, 2008.

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

NOTE 10 - CONCENTRATION OF RISK

Major Customers – The Company relied on one customers for approximately $300,000 of revenue, representing approximately 99% of total revenues for the quarter ended March 31, 2009. At March 31, 2009 accounts receivable from this customer was $600,000.

Assets in Foreign Country – The Company has assets related to its China operations which are located in the Peoples Republic of China.  Assets held outside of the United States were as follows:

	March 31, 2009	June 30, 2008

Tangible assets	$ 1,198,771	$345,230

Goodwill and other identifiable intangible assets	12,507,897	12,851,598

Total assets	$ 13,706,668	$13,196,828

DAL:729124.1

NOTE 11 – INCOME TAXES

China Taxation – Prior to January 1, 2008, the Company’s subsidiaries were governed by the previous Income Tax Law (the “Previous IT Law”) of China. Under the Previous IT Law, the Company’s subsidiaries were generally subjected to enterprise income taxes at a statutory rate of 33% (30% state income tax plus 3% local income tax) or 15% for qualified new and high technology enterprises. Effective January 1, 2008, the new Enterprise Income Tax Law (the “EIT Law”) in China supersedes the Previous IT Law and unifies the enterprise income tax rate for FIEs at 25%. New and high technology enterprises will continue to enjoy a preferential tax rate of 15% but must meet the new set of criteria defined under the EIT Law and related regulations. The EIT Law provides a five-year transitional period for certain entities that enjoyed a favorable income tax rate of less than 25% under the Previous IT Law and were established before March 16, 2007, to gradually increase their rates to 25%. The EIT Law also imposes a withholding income tax of 10% on dividends distributed by a Foreign-Invested Enterprises (“FIE”) to its immediate holding company outside of China, if such immediate holding company is considered as a no-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding company’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Such withholding income tax was exempted under the Previous IT Law. In accordance with APB Option No. 23, “accounting for Income Taxes – Special Area,” all undistributed earnings are presumed to be transferred to the parent company and are subject to the withholding taxes. The withholding tax imposed on the dividend income will reduce the Company’s net income. If a withholding tax were imposed to retained earnings prior to January, 2008, the Company would elect to reinvest these retained earnings in PRC. Accordingly, the Company has not recorded any withholding tax on the retained earnings of its FIEs in China.

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

DAL:729124.1

NOTE 11 – INCOME TAXES (Continued)

The current and deferred portion of income tax expenses of the Company’s China subsidiaries, which were included in the consolidated statements for the periods presented have no significant deferred tax assets or liabilities and the statutory rate and effective rate for China operations approximates 30%.

The following table represents the effective tax rate of the Company:

	March 31, 2009	March 31, 2008

Gain(loss) from operations	$676,268	$(4,208,898)

Tax benefit:
Federal current	-	-
Federal deferred	-	-
U.S. State	-	-
Foreign	-	-

Total tax benefit	$-	$-

Effective tax benefit rate	0.0%	0.0%

The difference between the tax benefit rate and the statutory benefit rate is as follows:

	March 31, 2009	March 31, 2008

Statutory benefit rate	34.0%	34.0%

Non taxable income	(34.0%)	(34.0%)

Effective tax benefit rate	0.0%	0.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	March 31, 2009	March 31, 2008

Deductible temporary differences:
U.S. federal deferred operating loss	$3,913,652	$2,856,661
State deferred operating loss	-	420,898
Foreign deferred operating loss	-	9,468

Less: valuation allowance	(3,913,652)	(3,207,031)

Total tax assets	$-	$-

DAL:729124.1

NOTE 11 – INCOME TAXES (Continued)

At March 31, 2009, the Company had carry forward losses for income tax purposes of approximately $ 11,510,742 that may be offset against future taxable income.  Due to the uncertainty regarding the success of future operations, management has recorded a valuation allowance equal to 100% of the resultant deferred tax asset.

The carry forward losses expire in future years through 2029 as follows:

Expiration Year	Amount

2025	$457,895
2026	1,499,867
2027	4,790,794
2028	3,863,427
2029	898,759

NOTE 12 – STOCK BASED COMPENSATION

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

Stock-based compensation cost of $Nil and $Nil for the quarter ended March 31, 2009 and 2008, respectively.  Related deferred income tax asset was $Nil as of March 31, 2009 and 2008.

The following table summarizes the allocation of stock-based compensation expense under SFAS 123R:

	March 31, 2009	March 31, 2008

Selling, general and administrative	$0	$0
Total stock-based compensation expense included in operating expenses	$0	$0
Total stock-based compensation expense	$0	$0

DAL:729124.1

NOTE 12 – STOCK BASED COMPENSATION (Continued)

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

Prior to adoption of SFAS 123R, all tax benefits from deductions resulting from the exercise of stock options were presented as operating cash flows in the Cash Flow Statement.  SFAS 123R requires the cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows.  Excess tax benefits aggregating $Nil were reported in Financing Activities for the quarters ended March 31, 2009 and 2008.

A summary of options granted and outstanding is presented below:

	March 31, 2009 and June 30, 2008
	Number of options	Weighted average exercise price
Outstanding at beginning of period	48,513	$0.50
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at end of period	48,513	$0.50

Exercisable at end of period	48,513	$0.50

The weighted average fair value of shares granted was $0.50 and due April 2009.

DAL:729124.1

NOTE 13 – WARRANTS

The Company has issued warrants to purchase its common stock in connection with financing transactions.  As of March 31, 2009, the warrants are exercisable and have terms as follows:

	Exercise Price per Share	Termination Date	In connection with financing transactions	Shares

	$0.40	July 2009	350,000	350,000

Total			350,000	350,000

NOTE 14 – TRANSACTION WITH FLINT TELECOM GROUP INC.

On January 29, 2009, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) and a Stock Purchase Agreement with Flint Telecom Group, Inc. (“FLTT”), a U.S. Telecommunications Technology and Services Company which is traded on the OTC BB market under the symbol FLTT. The agreement was modified on April 24, 2009.

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

The Company received merger consideration of $500,000 cash and 21,000,000 shares of Restricted Common Stock of FLTT at the January 29, 2009 closing. In addition, the Company received payment of $200,000 cash and  $800,000 worth of FLTT Preferred Stock. FLTT is obligated to redeem $275,000 worth of Preferred Stock by May 31, 2009 and $105,000 worth per month on the 15th day of July through November, 2009. The total merger consideration is $700,000 , $800,000 of redeemable Preferred Stock and 21,000,000 shares of Restricted Common Stock of FLTT, valued at $7,980,000, for a total consideration of $9,480,000. The Company recognized a gain of $3,516,912 on the sale.

DAL:729124.1

NOTE 14 – TRANSACTION WITH FLINT TELECOM GROUP INC.(CONTINUED)

Contemporaneously with the Merger Agreement, pursuant to the Stock Purchase Agreement, the Company issued 15,000,000 shares of Restricted Common Stock to FLTT on January 29, 2009 at closing. The consideration for the stock consists of  $500,000 cash and $1,000,000 worth of redeemable FLTT Preferred Stock along with FLTT’s non interest bearing Promissory Note for $7,000,000 payable in three equal installments on December 31, 2009, July 31, 2010, and December 31, 2010, for a total of $8,500,000. The $7,000,000 Note is collateralized by the 15,000,000 shares of the Company’s Common Stock. FLTT is obligated to redeem $275,000 worth of Preferred Stock by May 31, 2009 and $145,000 worth per month on the 15th day of July through November 2009.

During the quarter ended March 31, 2009 the Company’s investment in FLTT represented 27.29% of the ownership of FLTT. The Company accounts for its interest in FLTT under the equity method of accounting. Accordingly, the Company reports its portion of the $ 1,246,295 FLTT loss for its quarter ended March 31, 2009, $340,114, as a loss in the Company’s quarter ended March 31, 2009.

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

DAL:729124.1

During the years ended June 30, 2007 and 2008 our focus in China has revolved around improving the SKY O/A ™ Enhanced Services Platform and establishing the infrastructure to support our Chinese government contracts.  As a result of the narrowed focus, the Company completed the abandonment of an unsuccessful operation in China and bought and then sold another Chinese company which proved to be incompatible with our plans.  Candidsoft’s revenues also stagnated, as its efforts were concentrated on developing the SKY O/A ™ product and transitioning to an application service provider (ASP) reoccurring revenue model.  The Company also gained a significant partner to provide connectivity, installation, first level customer support and billing to Candidsoft’s customers with China Netcom (CNC), which recently merged with China Unicom (“CUC”), a major Chinese telco.  CNC had also agreed to license and private-label Sky O/A under the ICT Business brand and sell our solution to the private sector.  Financially, the years ended June 30, 2007 and 2008 in China were years of development for our products, and as a result we incurred losses during this period.

During the nine months ended March 31, 2009, our products began to be utilized in China. We began realizing sales in the quarter ended December 31, 2008 and expect to achieve profitability in China in 2009.

In addition to our business in China, during the years ended June 30, 2007 and 2008, we established businesses in the United States in telecommunications services, prepaid calling card distribution, prepaid cellular products and services distribution and advanced broadband hardware distribution.  The Company acquired and established companies operating in the broadband and VoIP hardware, VoIP telecommunication services, prepaid cellular and calling card distribution segments to provide infrastructure to cross market Asian products as well as to provide profits to cover U.S. corporate overhead.  Using these companies as a base, the Company entered the telecommunications services segment and greatly expanded its prepaid calling card and cellular distribution business.  As a result, the Company had realized substantial sales growth during the year ended June 30, 2008 and the six months ended December 31, 2008.

On January 29, 2009, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) and a Stock Purchase Agreement with Flint Telecom Group, Inc. (“FLTT or Flint”), a U.S. telecommunications technology and services company which is traded on the OTCBB market under the symbol FLTT. Under the Merger Agreement, Company’s subsidiaries having U.S. business operations merged into subsidiaries of FLTT.

The Company received merger consideration of $500,000 cash and 21,000,000 shares of Restricted Common Stock of FLTT at the January 29, 2009 closing. In addition, the Company received payment of $200,000 cash and  $800,000 worth of FLTT Preferred Stock. FLTT is obligated to redeem $275,000 worth of Preferred Stock by May 31, 2009 and $105,000 worth per month on the 15th day of July through November, 2009. The total merger consideration is $700,000 , $800,000 of redeemable Preferred Stock and 21,000,000 shares of Restricted Common Stock of FLTT, valued at $7,980,000, for a total consideration of $9,480,000. The Company recognized a gain of $3,516,912 on the sale.

Contemporaneously with the Merger Agreement, pursuant to the Stock Purchase Agreement, the Company issued 15,000,000 shares of Restricted Common Stock to FLTT on January 29, 2009 at closing. The consideration for the stock consists of $500,000 cash and $1,000,000 worth of redeemable FLTT Preferred Stock along with FLTT’s non interest bearing Promissory Note for $7,000,000 payable in three equal installments on December 31, 2009, July 31, 2010, and December 31, 2010, for a total of $8,500,000. The $7,000,000 Note is collateralized by the 15,000,000 shares of the Company’s Common Stock. FLTT is obligated to redeem $275,000 worth of Preferred Stock by May 31, 2009 and $145,000 worth per month on the 15th day of July through November 2009.

The Merger enhances the Company’s ability to focus and exploit its opportunities in China and provides funds to cover its U.S. overhead. The Company expects that the sale of the U.S. operations to FLTT will provide the capital necessary to continue expansion of its primary business operations in China and produce future profits from its investment in FLTT.

DAL:729124.1

Comparisons by Period

Nine Months Ended March 31, 2009 and 2008

Revenues.  Revenues for the nine months ended March 31, 2009 (reclassified to exclude discontinued operations) were $867,757, an $863,116 increase as compared to $4,641 for the nine months ended March 31, 2008. The increase is primarily attributable to the deployment of our SCDMA teleconferencing application in China beginning in the nine months ended March 31, 2009.

Gross Profit.  Gross profit for the nine months ended March 31, 2009 (reclassified to exclude discontinued operations) was $301,458, an increase of $296,817 versus a gross profit of $4,641 for the nine months ended March 31, 2008.  The increase in gross profit is attributed to the increase in Company revenues on its high margin products in China.

Operating Expenses.  For the nine months ended March 31, 2009 expenses (reclassified to exclude discontinued operations) were $2,913,789, a $901,294 decrease versus the $3,815,083 reported for the nine months ended March 31, 2008.  The decrease is primarily the result of decreases in corporate overhead expenses resulting from the sale of the Company’s U.S. operations.

Other Income and Expenses.  The Company’s other income net of other expenses for the nine months ended March 31, 2009 was $61,139 compared to a loss of $793,751 for the nine months ended March 31, 2008, a net change of $854,890. The increase in other income was primarily attributable to a federal telephone excise tax refund of $242,730 and a $596,622 decrease in interest and other financial charges.

Loss on Equity Investment. For the nine months ended March 31, 2009 the Company recorded a loss on its equity investment in Flint of $340,114, representing the Company’s portion of the Flint loss for the period after January 29, 2009.

Discontinued Operations. For the nine months ended March 31, 2009 the Company reported a gain of $3,766,928 with $3,516,912 from its gain on sale to Flint. For the nine months ended March 31, 2008 the company reported a gain of $378,326, including a $505,733 gain on a sale of its Techview subsidiary.

Net Income (Loss).  For the nine months ended March 31, 2009 the Company reported net income of $676,268 compared to a loss of $4,208,898 for the prior period.  The increase in net income is primarily the result of the changes in operating expenses, and other income and expenses, and gain arising from the Flint sale.

Quarter Ended March 31, 2009 and 2008

Revenues.  Revenues for the quarter ended March 31, 2009 (reclassified to exclude discontinued operations) were $302,666, a $298,025 increase as compared to $4,641 for the quarter ended March 31, 2008.  The increase in revenues for the quarter is primarily attributed to deployment of our SCDMA teleconferencing application in China during the quarter ended March 31, 2009.

Gross Profit.  Gross profit for the quarter ended March 31, 2009 (reclassified to exclude discontinued operations) was $167,927, a $163,286 increase versus a gross profit of $4,641 for the quarter ended March 31, 2008.  The increase in gross profit is attributed to increased Company sales on its high margin products in China.

Operating Expenses.  For the quarter ended March 31, 2009 expenses (reclassified to exclude discontinued operations) were $746,685 versus the $1,835,155 reported for the quarter ended March 31, 2008.  The $1,088,470 decrease in expenses is attributed primarily to reductions in corporate overhead expenses resulting from the sale of the Company’s U.S. operations.

Non Operating Income and Expenses.  The Company’s other income net of other expenses for the quarter ended March 31, 2009 was $156,479 compared to a loss of $220,334 for the quarter ended March 31, 2008. The $376,813 increase in net income was caused primarily by a Federal Telephone excise tax refund of $242,730, and a decrease of $110,063 in interest expense and other financing costs.

DAL:729124.1

Loss on Equity Investment. For the quarter ended March 31, 2009 the Company recorded a loss on its equity investment in Flint of $340,114, representing the Company’s portion of the Flint loss for the period after January 29, 2009.

Discontinued Operations. For the quarter ended March 31, 2009 the Company reported a gain of $3,325,724 with $3,516,912 from its gain on sale to Flint. For the quarter ended March 31, 2008 the Company reported a gain of $274,535, including a $505,733 gain on sale of its Techview subsidiary.

Net Income (Loss).  For the quarter ended March 31, 2009 the Company reported a net income of $2,478,490 compared to $1,759,561 loss for the quarter ended March 31, 2008.  The $4,238,051 increase in net income is primarily the result of the income arising from the Flint sale and reduced operating expenses.

Liquidity and Cash Resources

Nine Months Ended March 31, 2009 and 2008

For the nine months ended March 31, 2009 the Company reported a net income of $676,268 compared to a loss of $4,208,898 for the prior period.  The Company’s cash balance at March 31, 2009 was $53,972.

The Company had a decrease in cash of $2,042,098 for the nine months ended March 31, 2009, compared to an increase in cash of $1,699,106 for the comparable period of 2008.  Cash resources of $2,230,726 were used in operations for the nine months ended March 31, 2009 as compared to $3,195,420 used in operations for the same period of 2008.  Cash provided by investing activities was $567,479 for the nine months ended March 31, 2009 as compared to $256,512 used in investing activities for the same period of 2008.  Cash provided by financing activities was a negative $402,182 for the nine months ended March 31, 2009 as compared to $5,151,038 for the same period in 2008.  Our principal sources of cash during the nine months were the proceeds from the sale of common stock and proceeds from the Flint sale.

As mentioned previously, on January 29, 2009 the Company sold its U.S. operating Subsidiaries and 15,000,000 shares of its common stock to Flint Telecom Group Inc. (“FLTT”) for a total combined consideration of $10,000,000 to be received over the next two years and 21,000,000 shares of FLTT Common Stock. The Company has retained all of its operations in China, and anticipates that its China operations will generate profits to cover all U.S. and China overhead during 2009. Significant sales and profits are expected to be realized during the coming months in China through the deployment of the Company’s new SCDMA teleconferencing application for China Unicom, which has initially deployed 400,000 users in Guang Xi Province.  In China, our projected revenues are made and adjusted  based on market conditions and assumptions from management in China as well as commitments from our customers and suppliers.  These commitments are based upon contractual arrangements to install a configured SKY O/A Office Automatic Software Application loaded on a user’s PC and VoIP end device (IP telephone), each referred to as a “seat.”  We currently receive monthly revenue from each seat of between $15 to $30 per month, utilizing our VoIP telephone services, depending upon each user’s usage of our enhanced services.  This monthly gross revenue may change in the near future if China Unicom decides to utilize its SCDMA wireless telephone services with our SKY O/A platform rather than the VoIP telephone services that they are currently deploying for us..  The Company anticipates that, because the China Netcom-China Unicom merger is almost complete, it will receive a much more focused deployment effort going into 2009.

DAL:729124.1

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

Because of the Flint transaction, the Company anticipates that its capital needs will be met for 2009 and 2010. However, the Company may raise money to fund additional expansion in China. The additional funding is expected to be raised through sales of common stock.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to Smaller Reporting Companies.

ITEM 4T.	CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation of its disclosure controls and procedures,  Assure Data’s Chief  Executive Officer and Chief Financial Officer have concluded  that, as of  March 31,2009 and as of the date of filing, the controls, and procedures were effective at a reasonable  assurance level and will continue to operate as designed.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of March 31, 2009, our internal control over financial reporting is effective based on these criteria.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

DAL:729124.1

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

Item 1A.  Risk Factors - Not applicable to Smaller Reporting Companies.

Item 2.                      Unregistered Sales of Equity Securities

Information regarding recent issuance is incorporated by reference to Registrant’s Form 8-K filed on February 2, 2009. In addition, the following issuances have occurred during the Quarter Ended March 31, 2009:

Common Stock

From January 1, 2009 to March 31, 2009, we issued 18,249,850 shares.

•	139,500 shares were issued to 4 persons for consulting services valued at $29,490. (5)

•	3,010,350 shares were issued to 4 non-US persons in transactions under Regulation S, for net proceeds of $411,024. (3)

•	100,000 shares were issued to 1 US person in a Regulation D offering in correction of a prior issuance. (4)

•	15,000,000 shares were issued to one US person, pursuant to the Stock Purchase Agreement with Flint dated January 29, 2009. (2)

Preferred Stock

We have issued no shares of our Series A Preferred Stock during the Quarter Ended March 31, 2009.

DAL:729124.1

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

DAL:729124.1

Item 6.                      Exhibits ..

31.1	Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO/CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

DAL:729124.1

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:           May 15, 2009

CHINA VOICE HOLDING CORP.

By:           /s/ D. Ronald Allen

D. Ronald Allen, Chief Financial Officer

DAL:729124.1