Form 10-K
period 2009-06-30
China Voice Holding Corp.
filed 2009-10-29
CIK 1333491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                           June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                 to

Commission file number 000-53366

___________________China Voice Holding Corp.__________________

(Exact name of Registrant as specified in its charter)

Nevada	16-1680725
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

327 Plaza Real, Suite 319, Boca Raton, Florida	33432
                                                                                    ___________________                                                                               ___________

                                                                   (Address of principal executive offices)                                                                                                                                                                       (Zip code)

Registrant’s telephone number, including area code: (561) 394-2482

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes           ☐  No           ☒

Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                      ☐                                           Accelerated filer☐

Non-accelerated filer                                                      ☐                                           Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s second fiscal quarter.  $35,016,048

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 185,273,438

DOCUMENTS INCORPORATED BY REFERENCE:                                                                                                None

TABLE OF CONTENTS

PART I

PART II
Item 5.                  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

PART III
Item 10.                  Directors, Executive Officers and Corporate Governance........................................................................31
Item 11.                  Executive Compensation...............................................................................................................................32
Item 12.                  Security Ownership of Certain Beneficial Owners and Management and Related

PART IV

Item 1.Business

EXPLANATORY NOTE

You should rely only on the information contained in this document or to which we have referred you. We have not authorized anyone to provide you with information that is different. You should assume that the information contained in this document is accurate as of the date of this Form 10-K only.

As used in this Form 10-K, unless the context otherwise requires the terms “we,” “us,” “our,” “CHVC” and the “Company” refer to China Voice Holding Corp., a Nevada corporation, and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information described in this document contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information.  China Voice Holding Corp. believes that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able accurately to predict or control. Further, we urge you to be cautious of the forward-looking statements which are contained in this Form 10-K because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses. The factors listed below in the section captioned “Risk Factors”, “Business,” as well as other cautionary language in this Form 10-K, describe such risks, uncertainties and events that may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements.  The occurrence of any of the events described as risk factors could have a material adverse effect on our business, results of operations and financial position.

WHERE YOU CAN FIND MORE INFORMATION ABOUT US

We file reports, proxy statements, information statements and other information with the Securities and Exchange Commission. You may read and copy this information, for a copying fee, at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on its public reference rooms. Our Securities and Exchange Commission filings are also available to the public from commercial document retrieval services, and at the web site maintained by the Securities and Exchange Commission at http://www.sec.gov.

Our internet address is www.chvc.com. We make available through a link to the PinkSheets.com web site, electronic copies of the materials we file with the SEC (including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, the Section 16 reports filed by our executive officers, directors and 10% stockholders and amendments to those reports).  To receive paper copies of our SEC materials, please contact us by mail addressed to China Voice Holding Corp., c/o Investor Relations, 327 Plaza Real, Suite 319, Boca Raton, Florida 33432, (561) 394-2482.

General Information

Our business address is 327 Plaza Real, Suite 319, Boca Raton, Florida 33432, and our telephone number is (561)394-2482.  Our website is www.chvc.com. The information contained in, or that can be accessed through, our website is not part of this Form 10-K.

History

China Voice Holding Corp. was incorporated in New York on August 7, 2003 under the name “Surf Franchise, Inc.”  On April 1, 2004, we entered into an Agreement and Plan of Reorganization with China Voice Corp., a Nevada Corporation, pursuant to which China Voice Corp. became our wholly-owned subsidiary through a reverse acquisition, whereby the former stockholders of China Voice Corp. received a controlling interest of our common stock.  On April 14, 2004, we changed our name from “Surf Franchise, Inc.” to “China Voice Holding Corp.”  On July 22, 2008, we reorganized the company from a New York corporation to a Nevada corporation.

Since the acquisition of China Voice Corp. was closed through the issuance of a controlling interest in our common stock, a subsidiary of China Voice Corp., Voium Technologies Ltd., was deemed as the survivor for accounting purposes.

On December 29, 2008 we became a fully reporting company under the Securities Exchange Act of 1934.

Company Overview

China Voice Holding Corp. ("CHVC") is a U.S. publicly-traded holding company headquartered in South Florida with a portfolio of next-generation communications products and services doing business in the People's Republic of China, where the Company has obtained full legal status as a licensed Chinese telecommunications company. Through its subsidiaries, the Company provides Voice over Internet Protocol ("VoIP") telephone services, office automation, wireless broadband, unified messaging, video conferencing, mobility services and other advanced voice and data services. CHVC's focus is on providing its innovative and patented voice and data solutions to government agencies and large enterprises in China.
In July 2007 CHVC formed Vastland Holdings (Beijing) Co. Ltd. (“Vastland”) a Wholly Owned Foreign Entity (”WOFE”) incorporated in the People’s Republic of China.  CHVC’s China subsidiary, Candidsoft Technologies Company Ltd. of Beijing, Inc. (Candidsoft), is an international software company based in the Zhong-Guan-Cun Science and Technology Park in Beijing, China.  CandidSoft has used local expertise to research, develop, and establish information and communication platforms for business and government applications.  CandidSoft uses “SKY O/A” as the product trademark and separates its patented and copyrighted products into three general categories: O/A Cooperative Office Solutions, O/A Integrated Office Solutions, and O/A Unified Processing Solutions.  The Company provides office automation and integration services to government, academic and commercial customers and has developed China’s first patented Office Automation application, in large part guided by the needs of Chinese Government Agencies.  This platform was designed for flexibility and may be easily modified or extended to meet the specific needs of each Chinese Government Agency or Large Enterprise Companies. SKY O/A™ uses web-based technology and allows multiple workers to collaborate on a single project.  Candidsoft has also embedded technologically advanced third party software into its platform through CHVC’s offices in Singapore and USA, helping Candidsoft deliver solutions that represent the best technology that China and the world can offer. The SKY O/A™ Office Automation platform currently supports over one million users within China.

Our Growth Strategy

Our growth strategy starts with our existing relationships with telecommunications companies and government entities.  Candidsoft, has enjoyed many long-term relationships with numerous government and academic customers, such as China Foreign Trade Commission, China Telecommunication Administration Bureau, China Tourism Bureau, China National Anti-Poverty Organization (NAPO), Navigation Affair Administration Bureau of the GuangXi Autonomous Region, Guang Xi Land Transport Bureau, Beijing Normal University, and Zhong Shan University.

We have signed cooperative agreements with three of China’s telecommunications carriers, China Netcom (CNC), China Unicom (CUC) and China Mobile (CM) to provide us with preferential rates and cooperation.  The agreements call for the Carriers to provide connectivity, network expansion, installation, billing, collection and on-going support of our government contracts and large enterprise customers.  Our current efforts are focused primarily in the GuangXi Autonomous Region where we have approximately half of our contracts for our SKY O/A integrated Office Automation and VoIP solution.  China Netcom (CNC) merged with China Unicom (CUC) in January, 2009 and the name of the merged company is China Unicom (CUC). The merger caused delays in implementing the CNC agreements, but in July, 2009 CUC signed an agreement with CHVC and is moving forward to implement the projects.

These relationships give us the opportunity to reach large numbers of customers quickly. In China, we will continue to expand and strengthen relationships with government entities and telecommunications companies to expand our market and customer reach. In addition, we have made multiple acquisitions and plan to continue a strategy of pursuing targeted acquisitions of synergistic companies to achieve growth in profitable businesses.  We can gain quick access to a large number of customers through properly planned acquisitions.

We currently have eight subsidiary companies; four in the United States that are wholly owned, one in the Cayman Islands, one in Hong Kong, and two in China.

U.S. Companies

•
On February 27, 2004, China Voice Corp. entered into an agreement with Hughes Corporation, Voium Technologies Ltd., Nations Corp. Limited and Integrated Performance Systems, Inc. pursuant to which Voium Technologies Ltd. became a wholly-owned subsidiary of China Voice Corp. and China Voice Corp. acquired Hughes Corporation’s exclusive VoIP license issued by the Government of China.  As consideration for the acquisition of Voium Technologies Ltd. and the VoIP License from Hughes Corporation, China Voice Corp. issued 50,000,000 shares of common stock to the parties to the agreement and the remaining stockholders of Voium Technologies Ltd.  On April 1, 2004, we acquired China Voice Corp. in a reverse merger transaction whereby China Voice and Voium Technologies became wholly-owned subsidiaries of the Company and we issued an amount of common stock to the stockholders of China Voice Corp. representing a controlling interest in our Company.

•	Effective June 30, 2005, we acquired East West Global Communications, Inc., a Florida Corporation, for the issuance of 20,028,000 shares of our common stock.

•
We acquired StreamJet.Net, Inc., a Texas corporation, on October 22, 2007, pursuant to the terms of an Agreement and Plan of Merger, dated as of March 15, 2007.  Under the terms of the Agreement and Plan of Merger, StreamJet.Net became a wholly-owned subsidiary of our company in exchange for 4,725,000 shares of our common stock and warrants to purchase up to 16,000,000 additional shares of our common stock for $0.30 per share.

Foreign Companies

•	Voium Technologies, Ltd. is a Cayman Islands corporation that acts as the holding company for our Chinese companies.

•	Sino Beyond Limited is a Hong Kong corporation formed to facilitate acquisitions in China. It is currently not active.

•
In China, we own 100% of Vastland Holding Beijing Co. Ltd., a Wholly-Owned Foreign Enterprise (WOFE) established in July 2007, that is an approved and registered legal entity operating within China that allows us to bank through HSBC, and Candidsoft Technologies Company Ltd. of Beijing, Inc., acquired in January  2006, of which we own 65%.  As consideration, we issued 4,925,000 shares of our common stock and, subject to satisfaction of certain future earnings objectives of Candidsoft, we may issue up to an additional 2,000,000 shares of common stock to the selling Candidsoft stockholders.

Investment in Flint Telecom Group

On January 29, 2009, Registrant entered into an Agreement and Plan of Merger (“Merger Agreement”) and a Stock Purchase Agreement with Flint Telecom Group, Inc. (“FLTT”), a U.S. telecommunications technology and services company which is traded on the OTCBB market under the symbol FLTT. Under the Merger Agreement, Registrant’s six subsidiaries having U.S. business operations were merged into subsidiaries of FLTT. The six subsidiaries, CVC Int’l Inc, Phone House Inc. (CA), Cable and Voice Corporation, StarCom Alliance Inc. Dial Tone Communication Inc., and Phone House Inc. (FL), (“U.S. Subsidiaries”) became wholly owned subsidiaries of FLTT. The U.S. Subsidiaries accounted for sales of $35,486,637 in the year ended June 30, 2008 and $15,868,367 in the Quarter ended September 30, 2008, representing 97.4% and 99.4%, respectively, of Registrant’s sales. The total assets of the U.S. Subsidiaries as of September 30, 2008 were $8,918,464, or 40.6% of total assets.

An organizational chart of our Chinese operating structure is as follows:

China Voice Holding Corp. (US)
v
v
v

VOIUM Technologies, Ltd. (Cayman Islands)
v
v
v

                         Vastland Holding Beijing co. Ltd.(PRC)       Candidsoft Technologies Company, Ltd. (PRC)
                               100%                                                               65%(1)

(1)           Our ownership of Candidsoft is maintained as follows.  We acquired 65% beneficial ownership from Chun Lin Xing, who retained 35% and retained ownership of record and entered into the following agreements:

1.           Trust Agreement, which provides for Mr. Xing to vote the stock and elect directors for the benefit and at the direction of our subsidiary Voium Technologies Ltd.  We are also holding 100% of the stock certificates of Candidsoft endorsed in blank.

2.           Technology Agreement provides for a payment to Voium of 65% of the profits of Candidsoft, thus allowing for payments to Voium which can then be remitted to us.

3.           Asset Purchase Agreement conveying all Candidsoft assets to Voium and allowing us to control the Candidsoft contracts and intellectual property.

The result of these agreements is that neither VOIUM nor the Company owns an equity interest of record in Candidsoft, and our control of Candidsoft and ability to derive benefit from Candidsoft is derived only through these contractual arrangements.  We have obtained an opinion from Chinese counsel that these agreements effectively convey ownership of Candidsoft to VOIUM under Chinese law.

Products and Services

We offer a variety of next generation communications products and services to government and business entities in China. We have developed  patented Office Automation and Internet Telephony technology platforms for large enterprise and government applications.  Our web-based technology was designed around the specific needs of the Chinese Government and allows multiple workers to collaborate on a singe project and enables management to effectively monitor virtually every aspect of the workers on-line and telephony experience.

Candidsoft Technologies Company Ltd. of Beijing, Inc. (Candidsoft) is an international software company based in the Zhong-Guan-Cun Science and Technology Park in Beijing, China.  CandidSoft has used local expertise to research, develop, and establish information and communication platforms for business and government applications.  CandidSoft uses “SKY O/A” as the product trademark and separates products into three general categories: O/A Cooperative Office Solutions, O/A Integrated Office Solutions, and O/A Unified Processing Solutions.  The Company provides office automation and integration services to government, academic and commercial customers and has developed China’s first patented Office Automation application, in large part guided by the needs of Chinese Government Agencies.  This platform was designed for flexibility and may be easily modified or extended to meet the specific needs of each Chinese Government Agency or Large Enterprise Company. SKY O/A™ uses a web-based technology and allows multiple workers to collaborate on a single project.  The SKY O/A™ Office Automation platform currently supports over one million users within China.  We are currently installing “seats” that consist of our SKY O/A office automaton application, VoIP telephony services to our five contracts with three large Chinese Government agencies.  We are focused on delivering our voice and data solutions to Chinese Government Customers and  large enterprise companies in the Logistics Industry.  Our service offerings are designed to generate significant cost savings on capital expenditures and ongoing expenses for customers.

Distribution and Marketing

Our marketing strategy in China is based on our existing relationships with government agencies and  to large enterprise companies in the Logistics Industry.  CHVC will also utilize its relationships with telecommunications carriers for sales of the Company’s services to the private sector through Sky O/A software licensing. CNC, CUC and CM have  also entered into an agreement to provide Data Center hosting, broadband services, installation, first level support, billing and collection of Candidsoft’s services for its Chinese Government Contracts. Our business model in China is recurring, whereas we typically bill for our services on a monthly basis and our technology solutions are licensed and not sold.

Technology and Intellectual Property

We employ a number of technologies, some of them proprietary, to deliver our next-generation communications services.  Through our China subsidiary, Candidsoft, we have developed China’s first patented groupware/office automaton with integrated VoIP, which can be easily customized to meet specific needs of customers to provide a web-based collaborative work venue.

In China, we have assembled a substantial and valuable collection of next generation technology licenses to operate and deploy our services.  The Chinese government does not own any proprietary rights in any of the Company’s technology.

Our licenses consist of:

(1)
Value-added Telecom Services Operating License -- reissued on March 31, 2006 -- expires on May 7, 2010 -- for:  Value-added Telecom Information Services (limited to VAS on Mobile network), Fax storage and forwarding services, Internet Connection Services, Call Center Services -- Renewable upon request  This license enables the Company to deploy its services throughout China directly to private sector customers.

(2)
Telecom and Information Service Operating License -- issued on March 21, 2006 -- expires on June 1, 2010 -- for: Internet Content Service -- All services except news, publication, education, health care, medication, and medical equipment -- Renewable upon request. This license enables the Company to deploy its services throughout China directly to private sector customers

(3)
Our China subsidiary, Candidsoft is able to use, under its contract partner’s “Facilities Based Operator” licenses for the connectivity services being deployed, which grants the right to operate and provide basic telecom services for much of the companies’ current deployments.  This also enables us to sell and deploy its application software to China Unicom on a private label basis.

The Value Added Telecom Services Operating License and the Telecom and Information Service Operating License (“Telecom Licenses”) are issued in the name of Beijing CVC Communications Co. Ltd., a Chinese corporation. Our ownership is maintained through Trust Agreements which provide for the Telecom Licenses to be owned for the benefit of the Company. The result of these agreements is that the Company’s ability to benefit from the Telecom Licenses is derived only through these contractual arrangements. We have obtained an opinion from Chinese counsel that these agreements effectively convey ownership of the Telecom Licenses to the Company under Chinese law.

The core technology for our advanced hosted services platform consists of both licensed and open source softswitch technology.  We have developed a number of supplemental processes to enhance the platform, enabling us to offer multiple platform features and seamlessly integrate the platform with customer office automation systems.

The equipment necessary to run the platform is connected by a private IP network, which helps to eliminate the poor latency, high jitter, and high packet loss often found in Chinese internet and IP networks.  Our network is fully connected to public land lines and mobile networks in China, major internet service providers in China and international call carrying systems.  Our technical infrastructure is fully scalable, needing only additional hardware to support new contracts.

Through Candidsoft, the company has developed China’s first patented and copyrighted groupware/office automaton application now with integrated VoIP, which can be easily customized to meet specific needs of customers to provide a web-based collaborative work venue. The Company’s patents and copyrights protect CHVC’s China operations from competition.

 Our software patents and copyrights consist of the following:

(1)	Software Patent: Guo Li Xin Office Automation System – China – Issue Date: March 6, 2006

(2)	Software Patent: National Anti-Poverty Organization Integrated Information System for Counties and Villages – China – Issue Date: March 6, 2006

(3)
Software Patent:  National Anti-Poverty Organization Integrated Information System – Training system for labor movement, Anti-Poverty system, and digital library subsystem – China – Issue Date:  March 6, 2006

(4)	Software Patent: CoMaster VoIP System for Virtual Area Networks – Singapore – Issue Date March 8, 2004

(5)	SkyOA Office Automation Groupware - National Copyright Administration of The People’s Republic of China – This is the original copyright certification issued in 2001, SKY O/A no telephony component

(6)	SkyOA Unified Communications Groupware - National Copyright Administration of The People’s Republic of China – This is the certification issued in December 2006 for SKY O/A with telephony

(7)
SkyOA Unified Communications Groupware - Beijing Municipal Science and Technology Commission – This the latest license that was issued by Beijing City, essentially the same as (2) but from a different issuing body.

All patents and copyrights are valid for five years and they are renewable.

StreamJet.Net holds the exclusive sales and marketing license for China from Essential Security Software for a patented next generation email security and encryption application.

WRIO Wireless Broadband Technology has awarded us with exclusive sales and marketing rights in China.

From time to time, we may be subject to proceedings or claims alleging infringement of intellectual property rights of third parties or where we initiate claims to protect the intellectual property rights of our technology. Such matters may require us to expend significant sums in litigation and/or in licensing fees. Moreover, such claims could result in significant damages being awarded, and/or the requirement to develop non-infringing technology, or acquire additional licenses to the technology that is the subject of the asserted infringement, any of which could have a material adverse effect on our business. We rely upon copyright, trademark, patents and trade secret protection to protect our proprietary rights in our products and processes; however, there can be no assurance that these protections will be adequate to deter misappropriation of our technologies or independent third-party development of potentially infringing technologies.

The business telecommunications industry is characterized by rapid technological change. Industry participants often find it necessary to develop products and features similar to those introduced by others, with incomplete knowledge of whether patent protection may have been applied for or may ultimately be obtained by competitors or others. The telecommunications industry has historically witnessed numerous allegations of patent infringement and considerable related litigation among industry participants. As noted above, we may receive claims of patent infringement from third parties seeking substantial sums and may be sued in federal court for patent infringement. In response to prior infringement claims, we may pursue settlements and/or obtain nonexclusive licenses entitling us to utilize the patented technologies or processes that are widely licensed and used in the telecommunications industry. These licenses may either expire at the end of the patent license or the end of an agreed-to period.

During the most recent two years ended June 30, 2009, we spent $125,829 on the research and development of our SKY O/A office automation and VoIP system in China.

The Company’s Essential Security Software and WRIO agreements do not currently impact the Company’s revenue nor are they the current focus of the Company. CHVC does however expect them to make a significant contribution to the Company’s revenue and profitability in the future. The Company expects to commit resources to these technologies in the third or fourth fiscal quarter of 2010.

Customers and Certain Contracts

We serve primarily the China market, with a focus on established companies and government entities.  Our customers have been acquired primarily through the acquisition of existing companies. We are also leveraging our relationships with established telephone companies and government entities to reach new customers.  In China, our Communications Software Development company, Candidsoft, has sold its Office Automation application, SKY O/A to agencies such as the China Foreign Trade Commission, China Telecommunication Administration Bureau, China Tourism Bureau, China National Anti-Poverty Organization, Beijing Normal University, Zhongshan University, Ningxia Population Control Bureau, Chong Wen Education Administration, Xiag Jiang Military Division, He Bei Province Economic Development Bureau, Qin Zhong Merchant Bank, Chang Sha Navigation Affair Administration Bureau, China Cotton Network, Beijing Engine Manufacturer, Beijing Language School and the Shang Xi Province School of Chemical Engineering.

In the past, Candidsoft’s sales model was to sell the use of  SKY O/A to its customers and configure, integrate and customize  each installation to meet each customer’s specific needs on a contract per contract basis.  During the last 24 months Candidsoft has transitioned to an Application Service Provider (ASP) model sometimes referred to as “hosted” or a rental model to provide reoccurring monthly revenue rather than the one time contract sale model used in the past.  The Company currently has five Contracts with three Government Agencies that call for 103,000 Office Automation with VoIP telephony services (Seats).  The National Anti-Poverty Organization (NAPO) is an existing customer of the Company’s Office Automation applications.  They have contracted the Company to integrate voice applications into its Office Automation platform so that data and voice communications can be truly unified.  The integrated solution is specially designed to meet NAPO’s unique needs as a multi-level and multi-location Chinese government agency.  In addition, the Navigation Affairs Administration Bureau of the GuangXi Autonomous Region is a relatively new customer that has entered into an agreement to purchase Candidsoft’s integrated office automation system and voice applications.  This agency wants to provide end users the ability to combine video, voice, and data services, convert information from different networks and present to the users in a unified format.  End users are able to access different functions of the platform easily no matter what time it is, where they are, and what access media they use.

The government agencies that make up most of Candidsoft’s current contracts and future expected revenue are the National Anti-Poverty Organization (NAPO), Navigation  Affairs Administration, and the Guang Xi Land Transport Bureau (GXT). China Unicom is also a customer for Candidsoft’s new SCDMA cellular for application for SKY O/A that enables teleconferencing and IM Chat. In addition, the Company also has a contract with a private company called Super Big which is recognized as a leading Logistics company in China.

Most of our government contracts in China are for periods of five or ten years and the parties generally have the right to cancel ongoing or planned orders.  If any of these contracts were canceled or there were significant reductions in expected orders under any of the contracts, our current and projected revenues could decrease significantly and our business could be severely harmed.

Backlog

We currently have five contracts with three large government agencies in China that call for the installation of 103,000 seats.  The Company has installed approximately 1,000 seats, trained multiple groups of CUC personnel for installation and customer support and we are starting additional installations with the new CUC. A seat consists of a SKY O/A office automation license and configuration and IP Phone or ITA end devices to deliver VoIP telephone services.

Competition

We are subject to significant competition that could impact our ability to gain market share, win business and increase the price pressure on our products.  We face strong competition from a wide variety of firms, including large, national and international telecommunications companies.  Many of our competitors have considerably greater financial, marketing and technological resources, which may make it difficult to win new contracts and compete successfully.  Certain competitors operate larger facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources.  As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements.  They may also be able to devote greater resources to the promotion and sale of their products.  Moreover, we may not have sufficient resources to undertake the continuing research and development necessary to remain competitive.

We believe the principal factors that generally determine a company’s competitive advantage in Communications Software Development products and services market include the following:

•	applications developed in China around the specific needs and requirements of the Chinese Government and large enterprise companies;

•	patented, copyrighted and licensed technology in China;

•	well established relationships that make opportunities available to the company and protect our interests in China;

•	engineering and design capabilities;

•	broad functionality, durability and reliability of products and services;

•	proven record of products and service with over 1 million users on Sky O/A platform in China;

•	investment in research and development;

•	broad understanding of the availability of products in the industry;

•	flexibility and configurability to meet complex customer requirements;

•	commonality of parts, hardware and transparency;

•	ease of integration with existing equipment; and

•	competitive sales and marketing capabilities.

In China, the Company has very little competition at this time primarily because the Company’s product was developed in Chinese, by Chinese Nationals, around the specific needs of the Government and large Enterprise companies.  In addition because of the Company’s business relationship with China Unicom, where they provide connectivity and installation of the Company’s Government contracts and will also private label our platform for sale to the private sector, the Company believes that this partnership provides a strong validation of our technology.  The closest product to the Company’s technology is IBM’s Lotus 8, however, it was designed and manufactured in the U.S. in English and therefore, it does not pose any competitive threat to the Company’s business in China.

Employees

As of June 30, 2009, we had approximately 24 full-time employees, 18 of which are located in China working with Candidsoft, our Communications Software Development subsidiary.  Employees working in the U.S. and Singapore include corporate administrative and executive personnel.   Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage.  We believe we have good relations with our employees.  To continue expanding our revenues we will require additional staffing and support, particularly in the areas of administrative, engineering, sales and administration.

Future Prospective Operations

We have a number of plans for operations and prospects we intend to pursue in the future after we develop a substantial base of operations and cash flow.  Many of these will require additional capital funding and will depend upon market conditions for equity and debt financing, which are not possible to predict.

These future plans may include one or more of the following.  Our ability to implement these plans will depend upon having adequate resources from financing sources or cash flow from operations:

•
Pursue targeted acquisitions of companies that complement our business.  We may finance future activities through the sale of our equity securities, borrowings from lending institutions or through the issuance of our equity securities as consideration for the sale of an acquisition target.  If we finance future acquisitions through the sale of our equity securities or issue equity securities as consideration, our stockholders may experience dilution of their ownership percentage in our company.  If we make borrowings through lending institutions, we may be subject to restrictions that may inhibit our ability to take certain corporate actions, may be required to pledge all or substantially all of our assets as collateral or may issue additional securities to our lenders that may further dilute our current stockholders.  We can provide no assurances that financing for future activities will be available at all, or on terms that are acceptable to the Company.  There are no acquisitions pending as of the date of this report.

•
East West Global Communications Inc. has acquired licenses allowing us to offer advanced communications services in China. This Subsidiary opened the door to China to the Company with established relationships and licenses to support next generation technologies.  Our operations in China are discussed elsewhere in this Item 1.

•
StreamJet.Net holds the exclusive sales and marketing license from Cypher, a patented next generation email security  and encryption application owned by Essential Security Software, Inc. for China. The Company is currently developing a project plan to localize, sell and market this product in China through Candidsoft.  We expect to allocate resources to this project during the fourth quarter of 2010.

•
Supply a wireless broadband network built upon the patent-pending Hybrid Digital Video Broadcast (HDVB™) technology developed by WRIO Wireless Broadband Technology, which utilizes a proprietary, centralized, long-range, high-data rate forward link based on the Digital Video Broadcast (DVB) international standard. The technology provides very high-speed transmission of voice, data, and video information at an infrastructure cost which is less than 20% of competitive technologies. In addition, due to its unique topology and its full quality of service support, WRIO’s network supports a wide variety of applications, such as video broadcasting, Voice over IP (VoIP), video conferencing, and digital radio. This allows the Company to provide VoIP services on its own network. It also allows flexible configuration for secure, inter-office virtual private networks and custom, high-data rate applications. We expect to allocate resources to this project during the second half of 2010.

•
Increase our Chinese revenues upon the implementation of our government contracts and the launch of our SKY O/A solution on a private label basis through China Unicom to private companies.  We expect these results during 2010.

Enter into new contracts to provide telecom solutions to the Chinese government.  These are being pursued.

•	Aggressively pursue large Logistics Industry companies for our solutions.

•
Leverage our new technology relationship and agreement with Borde Solutions of Singapore to provide VoIP Network end devices and support to effectively deal with Chinese internet quality issues and allow CUC and China Mobile to utilize their wireless 3G network infrastructure to support our Government and large enterprise company contracts.

Item 1A.Risk Factors

You should consider carefully the following risk factors before you decide to purchase our common stock. Investing in our securities is speculative and involves a high degree of risk.

Risks Related to Our Business

We depend on key management personnel and the loss of their services could adversely affect our business.

We rely substantially on the efforts and abilities of our executive officers, Bill Burbank, Chief Executive Officer and President, D. Ronald Allen, Chief Financial Officer, Chun Lin Xing, President of China Operations, and Jason H. B. Lim, Chief Operating Officer—Asia Operations.  The loss of the services of any of our executive officers may have a material adverse effect on our business, operations, revenues or prospects.

Also, we believe that our future success will depend in large part on our ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel.  We have experienced significant competition in attracting and retaining personnel who possess the skills that we are seeking.  As a result of this significant competition, we may experience a shortage of qualified personnel.

We need to successfully manage the integration of our acquired businesses to maximize our potential growth and achieve expected revenues, and our failure to do so will disrupt our growth and affect our ability to generate revenue.

Our growth strategy is based on pursuing targeted acquisitions of synergistic companies to achieve growth in profitable niches.  Our financial condition and growth depend upon the successful integration of these acquired businesses.  Successful integration will depend on our ability to efficiently and effectively combine operations, realize opportunities for revenue growth presented by strengthened capabilities and expanded geographic markets and eliminate redundant and excess costs.  Also, difficulties in combining geographically distant operations may add to existing integration challenges.  Our failure to efficiently and effectively integrate recently acquired operations may negatively affect our ability to realize the anticipated benefits from such acquisitions and may ultimately prevent us from generating the revenues we expect.

If we are unable to manage the many risks associated with integrating our acquisitions our business and financial condition will be adversely affected.

The integration of our acquired businesses and any future businesses that we may acquire involves a number of risks, including, but not limited to:

•	demands on management related to the significant increase in size after the acquisition;

•	the disruption of ongoing business and the diversion of management’s attention from the management of daily operations to the integration of operations;

•	loss of key personnel of the recently acquired operations;

•	loss of customers post-integration;

• higher integration costs than anticipated;

•	failure to fully achieve expected synergies and costs savings;

•	difficulties in the assimilation and retention of highly qualified, experienced employees;

•	resistance to the assimilation of different cultures and practices, and complexity in the assimilation of personnel and operations which are broadly geographically dispersed; and

•
unanticipated impediments in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls, including internal control over financial reporting required by the Sarbanes-Oxley Act of 2002, procedures and policies.

Our inability to efficiently and effectively manage these risks as they arise will have a material adverse effect on our business, financial condition, results of operations and future prospects.

We may be unable to successfully identify, manage and assimilate future acquisitions, investments and strategic alliances, which could adversely affect our results of operations.

We continually evaluate potential investments and strategic opportunities to expand and add traffic to our network and enhance connectivity. In the future, we may seek additional investments, strategic alliances or similar arrangements, which may expose us to various risks, including:

•	difficulty identifying appropriate investments, strategic allies or opportunities;

•	the possibility that senior management may be required to spend considerable time negotiating agreements and monitoring these arrangements;

•	the possibility that definitive agreements will not be finalized;

•	regulatory issues related to the telecommunications business;

•	loss or reduction in value of our capital investments;

•	inability of management to capitalize on the opportunities presented by these arrangements; and

•	the possibility of a strategic ally becoming insolvent.

There can be no assurance that we will successfully overcome these risks or any other problems encountered in connection with our investments, strategic alliances or similar arrangements.

Intellectual property and proprietary rights of others may prevent us from using the technology necessary to provide our services and may  subject us to expensive intellectual property litigation.

If a court determines that the technology necessary for us to provide our services infringes a patent held by another person, and if that person is unwilling to grant us a license on acceptable terms, we may be ordered not to use the technology.  We may also be ordered to pay significant monetary damages to the patent-holder.  If we are ordered not to use the technology, we may be forced to cease offering services that depend on such use.  In the event that a claim of infringement is brought against us based on the use or sale of our technology, or against any of our customers based on the use of our technology which we have agreed to indemnify our customers against, we may be subject to litigation to determine whether there is an infringement.  Such litigation is expensive and distracting to our business and operations, regardless of the outcome of the suit.

Our business depends on our ability to continue to develop effective business support systems, and the failure to do so would have a negative effect on our achievement of financial goals and objectives.

Developing effective business support systems is a complicated undertaking requiring significant resources and expertise and support from third-party vendors.  Business support systems are needed to:

•	implement customer orders for services;

•	provision, install and deliver these services; and

•	bill monthly for these services.

Because our business provides for continued rapid growth in our number of customers and our volume of services we offer, we need to continue to develop our business support systems on an accelerated schedule.  Our failure to continue to develop effective business support systems and meet proposed service rollout dates will materially adversely affect our ability to implement our plans for growth and meet our financial goals and objectives.

We will depend upon our relationship with China Unicom for the development of a major portion of our business in China.

We depend greatly on China Unicom’s ability to provide timely broadband and standard telephone connectivity, installation, first level support and the monthly billing of our Government contracts. If this relationship was lost, the Company’s Chinese business could be materially adversely affected.  Although we have a contract with China Unicom, China Unicom has the right to cancel the contract for any reason.  This cancellation feature is contained in all of our contracts with agencies of the Chinese government.

We may lose customers if we experience system failures that significantly disrupt the availability and quality of the services that we provide.

Our operations depend on our ability to avoid and mitigate interruptions in service.  It is possible that we may experience a failure of the equipment or facility on our network could result in a significant interruption.  Our network is subject to a number of events that could affect its ability to transfer information, including power outages, security breaches and computer viruses.  Many of these events may be due to forces beyond our control, such as weather conditions, natural disasters and terrorist attacks.  As a result, our network may experience information delays or require costly modifications that could interrupt service to our customers or significantly harm our business.

Interruptions in service undermine consumer confidence in our services and affect our ability to retain existing customers and attract new ones.  Also, because many of our services are critical to our customers’ businesses, any interruption will result in loss to our customers.  Although we disclaim liability for loss arising from interruptions in service beyond our control in our service agreements, a court may not enforce such limitations.  As a result, we may be exposed to financial loss if a court orders us to pay monetary damages.

Risks Related to Our Industry

If we are unable to fund the expansion and adaptation of our network to stay competitive in the communications industry, our business will be adversely affected.

The communications industry is subject to rapid and significant changes in technology.  In addition, the introduction of new services and technologies, as well as further development of existing services and technologies, may reduce the cost or increase the supply of those we provide.  As a result, our most significant competitors in the future may be new entrants to the communications industry. These new entrants may not be burdened by an installed base of outdated equipment and may be better able to respond to the demands of our  industry, such as:

•	growing number of customers;

•	development and launching of new services;

increased demands by customers to transmit larger amounts of data;

•	changes in customers’ service requirements;

•	technological advances by competitors; and

•	governmental regulations.

In order to stay competitive in our industry we must expand and adapt our network according to these demands.  This will require substantial additional financial, operational and managerial resources, which may not be available when needed. If we are unable to fund the expansion or adaptation of our network quickly and at a commercially reasonable cost, our business will be materially adversely affected.

Failure to complete development, testing and introduction of new services, including VoIP services, could negatively affect our ability to compete in the industry.

We continuously develop, test and introduce new communications services that are delivered over our communications network. These new services are intended to allow us to address new segments of the communications marketplace and to compete for additional customers.  In certain instances, the introduction of new services requires the successful development of new technology. To the extent that upgrades of existing technology are required for the introduction of new services, the success of these upgrades may depend on successful dealings with our vendors and on our vendors fulfilling their obligations in a timely manner.  If we are not able to successfully complete the development and introduction of new services in a timely manner, our business could be materially adversely affected.

In addition, new service offerings may not be widely accepted by our customers.  If our new service offerings are not widely accepted by our customers, we may discontinue those services and impair any assets or information technology used to develop or offer them.

The prices we charge for our communications services may decrease over time resulting in lost revenue.

Over the past few years the prices telecommunications providers have been able to charge for certain services have decreased.  This decrease results from downward market pressure and other factors, including:

•	increased transmission capacity by telecommunications companies on their existing and new networks;

•	customer agreements containing volume-based pricing or other contractually agreed upon price decreases during the term of the agreement; and

•	technological advances or otherwise.

If we are unable to increase traffic volume through additional services and derive additional revenue as prices decrease, our operating results will decline.  Declining operating results may lead to lost revenue.

The success of our VoIP services depends on the public acceptance of VoIP telephony and there is no guarantee that our VoIP services will garner broad market appeal.

The success of our Voice over Internet Protocol (or VoIP) services depends on future demand for VoIP telephony services in general in the marketplace. In order for the IP telephony market to continue to grow, several industry developments must take place, including:

•	telephone and cable service providers continuing to invest in the deployment of high speed broadband networks to residential and commercial customers;

•
VoIP networks continuing to improve quality of service for real-time communications, managing effects such as packet jitter, packet loss and unreliable bandwidth, so that toll-quality service can be provided;

VoIP telephony equipment and services achieving a similar level of reliability that users of the public switched telephone network have come to expect from their telephone service, including emergency calling features and capabilities; and

•	VoIP telephony service providers offering cost and feature benefits to their customers that are sufficient to cause the customers to switch from traditional telephony service providers.

If any or all of these developments fail to occur, our VoIP services business may not continue or grow as expected.

In addition, our VoIP services are a relatively new offering and we have limited experience implementing the related programs. As a result, we may encounter many difficulties, including regulatory hurdles, technological issues, intellectual property matters, developmental constraints and other problems that we may not anticipate.  We can provide no assurances that we will be successful in generating significant VoIP revenues.

We are subject to significant regulation which may adversely affect our business and profitability.

The telecommunications industry is subject to significant regulation at the national, state, local and international levels. These regulations affect our business and our existing and potential competitors.  Obtaining required regulatory approvals, including those related to acquisitions or financing activities, performing under agreements with local carriers or the enactment of adverse regulation may have a material adverse effect on our business.  In addition, future legislative and judicial actions could have a material adverse effect on our business.

Increased scrutiny of financial disclosure, particularly in the telecommunications industry, may adversely affect our investor confidence and any restatement of earnings may increase litigation risk and limit our ability to access the capital markets.

Congress, the SEC, other regulatory authorities and the media pay very close attention to financial reporting practices. Particular attention has been focused on the telecommunications industry and companies’ interpretations of generally accepted accounting principles.  If we were required to restate our financial statements as a result of a determination that we had incorrectly applied generally accepted accounting principles, that restatement could adversely affect our ability to access the capital markets or the trading price of our securities. The recent scrutiny regarding financial reporting has also resulted in an increase in litigation in the telecommunications industry. There can be no assurance that any such litigation against us would not materially adversely affect our business or the trading price of our securities.

Our ability to withstand competition in the communications industry may be impeded by participants with greater resources and a greater number of existing customers.

The communications industry is highly competitive. Many of our existing and potential competitors have resources that are significantly greater than ours with respect to finances, personnel, marketing and other business aspects. Many of these competitors have the added advantage of a larger existing customer base. In addition, significant new competition could arise as a result of:

•	the consolidation in the industry led by China Telecom and China Netcom in China;

•	allowing foreign carriers to compete in the Chinese market;

•	further technological advances; and

•	further deregulation and other regulatory initiatives.

If we are unable to compete successfully, our business could be significantly harmed.

Our international operations and investments expose us to risks that could materially adversely affect the business.

We have operations and investments outside of the United States that expose us to risks inherent in international operations, including:

•	general economic, social and political conditions;

•	difficulty enforcing agreements and collecting receivables through certain foreign legal systems;

•	tax rates in foreign countries exceeding those in the U.S.;

•	foreign currency exchange rate fluctuations, which may adversely affect our results of operations and the value of our international assets and investments;

•	foreign earnings subject to withholding requirements or tariffs, exchange controls or other restrictions;

•
difficulties and costs of compliance with foreign laws and regulations imposing restrictions on our investments and operations, with penalties for noncompliance, including loss of licenses and monetary fines;

•	difficulties obtaining licenses or interconnection arrangements on acceptable terms, if at all; and

•	changes in U.S. laws and regulations relating to foreign trade and investment.

Risks Related to Doing Business in China

Changes in Chinese political and economic policies may have a material adverse effect on the overall economic growth of China, which may reduce the demand for our products and materially and adversely affect our competitive position.

A portion of our business operations is conducted in China, and a significant portion of our sales will be made in China. Accordingly, our business, financial condition, results of operations and customer and acquisition prospects are sensitive to economic, political and legal developments in China. Aspects of Chinese economic development that may be difficult to predict and which may affect our ability to maintain our competitive position include:

•	amount of government involvement;

•	level and acceleration of development;

•	growth rate;

•	control of foreign exchange; and

•	allocation and availability of resources.

While the Chinese economy has grown significantly in the past 20 years, its growth has been uneven, both geographically and across various sectors.  The Chinese government has implemented various measures to encourage growth and guide the allocation of resources.  Some of these measures benefit the overall Chinese economy but my have a negative effect on our ability to develop our products and services there. We cannot predict the future direction of economic reforms or the effects reform measures may have on our business, financial condition or results of operations.

Moreover, regardless of predictability, any adverse change in the economic conditions, government policies or laws and regulations in China may have a material adverse effect on overall economic growth, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business.

We may be unable to enforce our legal rights due to the volatility of and our unfamiliarity with certain aspects of the Chinese legal system.

Unlike the common law system prevalent in the United States, the Chinese civil law system is based on written statutes and decided legal cases have little value as precedents. China does not have a well developed, consolidated body of law governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies and the judiciary are largely subject to the discretion of the Chinese government.  Certain government decisions may also be subject to influence by external forces unrelated to the legal merits of a particular matter.

Additionally, China’s regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies regarding aspects of foreign investment, such as the permissible percentages and rates of equity returns, have not yet been published. As a result, we may not be aware that we have violated these policies until we are notified of the violation. It is difficult for us to avoid violations because statements regarding the evolving policies have been conflicting and if administered are likely subject to broad interpretation. These uncertainties present risks that may affect our ability to achieve our business objectives. If we are unable to enforce our legal rights our ability to compete with other companies in our industry may be materially adversely affected. Moreover, litigation in China may be protracted and result in substantial cost and the diversion of our resources and management’s attention. The relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of disputes and may make it difficult to obtain enforcement of a judgment by a court of another jurisdiction in China.

We will rely on dividends and other distributions from our Chinese subsidiaries to meet our cash needs, and Chinese regulations may prevent our subsidiaries from making the necessary distributions.

We are a holding company and conduct all of our China revenue through our subsidiaries and affiliates in China. The Company has focused on building and leveraging the strengths, relationships, licenses and technology of Candidsoft Technologies Co Limited of Beijing . In July, 2007, CHVC formed Vastland Holdings (Beijing) Co Ltd a Wholly Owned Foreign Enterprise to enable the Company to legally move profits out of China when available. We rely on dividends and other distributions paid by our Chinese subsidiaries for our cash needs to service any debt we may incur and pay our operating expenses.

Current regulations in China permit payment of dividends only out of accumulated profits in accordance with Chinese accounting standards. Also, if our Chinese subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us, which in turn will adversely affect our available cash.

Governmental control of currency conversion may affect our ability to satisfy our non-RMB obligations.

The Chinese government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all revenues for our China operations in RMB. Under our current corporate structure, income from our Chinese operations is primarily derived from dividend payments from our Chinese subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries and affiliated entity to make payments and otherwise satisfy their foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (or SAFE) by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and sent out of China to pay capital expenses. The Chinese government may also, in its sole discretion, restrict future access to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

Fluctuation in the value of the RMB may result in foreign currency translation losses or in increased costs to us.

The value of the RMB is affected by changes in political and economic conditions and its value against the U.S. dollar and other currencies may fluctuate. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in a substantial appreciation of the RMB against the U.S. dollar between July 21, 2005 and June 30, 2009.
While the international reaction to the RMB revaluation has generally been positive, there is significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the RMB against the U.S. dollar. Our revenues and costs are mostly denominated in the RMB, as are a significant portion of our financial assets. We rely entirely on dividends and other fees paid to us by our subsidiaries in China. Any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and overall financial position, in addition to the value of dividends payable on common stock in U.S. dollars. For example, an appreciation of the RMB against the U.S. dollar would make any new RMB-denominated investments or expenditures more costly to us, to the extent such cost would be converted to U.S. dollars.

An appreciation of the RMB against the U.S. dollar would also result in foreign currency translation losses in our financial reports when we translate our U.S. dollar denominated assets into the RMB.

The control of our Candidsoft unit is maintained through contractual relationships and not through direct ownership.

Chinese law prohibits direct ownership of telecommunications companies by foreign owners.  Based upon the advice of Chinese counsel, we acquired a 65% beneficial interest through contracts with the seller that provided for effective voting control of the shares, control of the Company and the capture of revenues.  Our beneficial ownership position could be jeopardized if the seller (who is also an executive officer of CHVC) fails to abide by the Agreements or if governmental regulations were to be adopted that restrict the ability to operate in this manner.

The control of our Telecom Licenses is maintained through contractual relationships and not through direct ownership.

Chinese law prohibits direct ownership of the Telecom Licenses by foreign owners.  Based upon the advice of Chinese counsel, we acquired a beneficial interest through contracts with the license holder that provided for effective control of the Telecom Licenses.  Our beneficial ownership position could be jeopardized if the license holder fails to abide by the agreements, fails to maintain the licenses, or if governmental regulations were to be adopted that restrict the ability to operate in this manner.

Future inflation in China may inhibit our ability to conduct business profitably in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

An outbreak of a pandemic avian influenza, SARS or other contagious disease may have an adverse effect on the Chinese economy which may adversely affect our results of operations.

During the past four years, large parts of Asia experienced unprecedented outbreaks of avian influenza.  Currently, no fully effective avian flu vaccines have been developed and there is evidence that the H5N1 virus is evolving.  An effective vaccine may not be discovered in time to protect China against an avian flu pandemic. Also, in the first half of 2003, certain countries in Asia experienced an outbreak of severe acute respiratory syndrome, or SARS, a highly contagious form of atypical pneumonia, which seriously interrupted the economic activities in the affected regions.

An outbreak or perceived outbreak of avian flu, SARS or other contagious disease may seriously interrupt our production operations or those of our suppliers and customers in China, which may have a materially adverse effect on the result of our operations.

Uncertainty regarding the impact of implementing China’s new corporate income tax law on our financial position and operating results may adversely affect our business.

On January 1, 2008, China’s new corporate income tax law was implemented to unify the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. According to the new law, the applicable income tax rate for our operating subsidiaries is subject to change.  Because implementation details have not yet been announced, we cannot be sure of the potential impact of this new corporate income tax law on our financial position and operating results.

Failure to comply with Chinese regulations governing the establishment of offshore special purpose companies by Chinese residents may subject our Chinese resident stockholders to personal liability and may limit our ability to acquire Chinese companies or to inject capital into our Chinese subsidiaries.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China (or Circular 75).  Circular 75 requires Chinese residents to register with the local SAFE branch before establishing or acquiring control over an offshore special purpose vehicle (or SPV) and engaging in equity financing outside of China on the strength of domestic assets that were originally held by those residents.  The guidelines issued by SAFE in June 2007 (or Notice 106), expanded the reach of Circular 75 and added requirements relating to the source of the Chinese resident’s funds used to establish or acquire control.

In addition, Notice 106 imposed burdensome filing requirements which, among other things, hold the domestic SPV affiliate responsible for accurately reporting aspects of foreign operations that it may not be familiar with.  Failure to comply with the requirements of Circular 75 in accordance with Notice 106, may result in fines and other penalties for evasion of foreign exchange restrictions under Chinese laws. Failure to comply may also result in the SPV’s affiliates being impeded or prevented from distributing profits and proceeds and  from engaging in other transfers of funds into or out of China.

We believe our stockholders who are Chinese residents under Circular 75 have registered with a SAFE branch as required; however, we cannot provide any assurances that existing registrations have fully complied with Circular 75. Moreover, because of uncertainty regarding how Circular 75 will be interpreted and implemented in the future and whether SAFE will apply to us, we cannot predict how it will affect our business operations or future strategies.

For example, it is possible that our present and prospective Chinese subsidiaries’ ability to conduct foreign exchange activities, such as paying dividends and making payments in foreign currency, may be subject to our Chinese resident holders’ compliance with Circular 75.  However, these residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little or no control over our present and prospective direct or indirect stockholders’ compliance with Circular 75 or SAFE.  The failure of any of our Chinese resident holders to comply may subject them to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends and affect our ownership structure.

It may be difficult for investors to enforce foreign judgments or bringing original actions in China based upon U.S. law violations.

A portion of our current operations are conducted in China. Moreover, a number of our current directors and officers are nationals or residents of China. All or a substantial portion of the assets of these persons are located outside the United States and in China. As a result, it may not be possible to effect service of process upon these individuals within the United States or outside China. In addition, uncertainty exists as to whether the courts of China would recognize or enforce the judgments of U.S. courts or be competent to hear original actions brought in China arising from violations of U.S. or state securities law by us or our officers and directors.

Our unfamiliarity with recent changes in Chinese property rights law and its impact on our assets and financial position may affect our interests in our properties.

The Chinese Law on Property Rights went into effect on October 1, 2007.  It is the first piece of mainland Chinese legislation that comprehensively regulates the different types of rights which can be created or acquired over tangible property.  We are currently evaluating the impact of the Property Rights Law on our assets and financial position.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated Chinese merger and acquisition regulations.

On September 8, 2006, the Chinese Ministry of Commerce, or “MOFCOM,” together with several other government agencies, promulgated a comprehensive set of regulations governing the approval process by which a Chinese company may participate in an acquisition of its assets or equity interests and pursue public trading of its securities foreign exchange. Depending on the structure of the transaction, these regulations require Chinese parties to submit to a complicated application process with governmental agencies. Due to the lengthy application process and strict reporting requirements, compliance with these regulations is likely to be time consuming and expensive.  This is particularly concerning to us considering we have to maintain the compliance of two businesses.

The regulations also limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. As a result, we may not be able to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests

Risks Relating to Our Common Stock

Our stockholders’ ability to dispose of their stock is limited because there is currently a limited public trading market for it.

Our common stock is currently quoted on the “Pink Sheets” and is not publicly traded on any stock exchange.  As a result, our stockholders may find it more difficult to dispose of or obtain accurate market value quotations.  Also, our common stock may be substantially less attractive for margin loans, investment by financial institutions, or as consideration in future capital raising transactions. An active public market for shares of our common stock may not develop, or if one should develop, it may not be sustained. Therefore, our stockholders may not be able to find purchasers for their shares of our common stock. Further, prior to our approval for trading on an exchange, the liquidity of our shares of common stock will be reduced, which could adversely affect our business and results of operations by making it more difficult for us to raise equity financing if necessary.

Volatility of our stock price could adversely affect stockholders.

The market price of our common stock could fluctuate significantly as a result of:

•	quarterly variations in our operating results;

•	interest rate changes;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of investors in a particular period;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends in our markets;

    changes in laws and regulations affecting our business;

•	the climate for doing business in China;

•	the state of the Chinese economy;

•	material announcements by us or our competitors;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions and acts of war or terrorism.

Fluctuations in the price of our common stock could contribute to the loss of all or part of an investor’s investment in the company.

We may never issue dividends.

We currently do not plan to declare dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors. Agreements governing future indebtedness will likely contain similar restrictions on our ability to pay cash dividends. See “Dividend Policy” for more information. Consequently, an investor’s only opportunity to achieve a return on investment will be if the market price of our common stock appreciates and the shares are sold for a profit.

Additional issuances of equity securities by us would dilute the ownership of our existing stockholders

We have issued a significant amount of equity securities in the past and will continue to do so pursuant to certain strategic transactions, to fund expansion of our operations or for other purposes. In connection with previous acquisitions, we have agreed to issue up to 3,598,750 shares of our common stock in the future subject to the financial performance of the acquired businesses.  We may issue shares of our common stock in the future for consideration that is greater than or less than the prevailing market price. To the extent we issue additional equity securities, our shareholders’ ownership percentage may be reduced, perhaps substantially.

Item 2.Properties

Our headquarters are located at 327 Plaza Real, Suite 319, Boca Raton, Florida 33432, where our executive and administrative offices are located. We also lease office spaces in Dallas, Texas for investor relations and some accounting functions and in Singapore for accounting and administration of Vastland Holdings. In Beijing and Nanning, China we lease offices for Candidsoft . We do not own any real property.

We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. Our growth strategy includes acquisition of additional business to complement and strengthen our current offering of products and services. If our current or planned efforts in this regard are successful, we may obtain additional leased or owned property in connection with an acquisition.

Item 3.Legal Proceedings

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

On July 17, 2008, the Securities and Exchange Commission issued an Order Directing Private Investigation and Designating Officers to Take Testimony In the matter of China Voice Holding Corp., File No. HO-10827.  The investigation is inquiring into sales of unregistered shares of stock and representations and publications made in connection therewith.  Officers of the Company have met with the SEC to discuss the matter and give testimony, and the Company is cooperating fully in the inquiry.

Item 4.Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Securities

Market Price

While there is no established trading market for our common stock, our common stock is currently quoted on the Pink Sheets (www.pinksheets.com) include the symbol CHVC.PK.  The following table shows the range of high and low bid prices for our common stock as reported by the Pink Sheets, as the case may be, for each quarter since the beginning of fiscal year 2007. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended	High	Low
June 30, 2006	1.08	0.95
September 30, 2006	1.15	0.85
December 31, 2006	1.16	0.85
March 31, 2007	1.54	0.74
June 30, 2007	0.91	0.34
September 30, 2007	0.60	0.36
December 31, 2007	2.56	0.51
March 31, 2008	1.21	0.86
June 30, 2008	1.16	0.46
September 30, 2008	0.54	0.35
December 31, 2008	0.45	0.11
March 31, 2009	0.27	0.10
June 30, 2009	0.23	0.13

On October 8, 2009, the bid and ask prices for our common stock as reported on the Pink Sheets were $0.12 and $0.13  per share, respectively.

As of June 30, 2009, approximately 350,000 shares of our common stock are subject to outstanding options or warrants to purchase, or securities convertible into, our common shares.  Approximately 123,030,305 shares of our outstanding common stock could be sold pursuant to Rule 144 under the Securities Act of 1933.  Of the balance of our 185,273,438 shares outstanding, 43,712,783, are free trading and remainder, 18,530,350, were issued in the previous six months and will be eligible to be sold pursuant to Rule 144 after the shares have been held for six months.

We have not agreed to register any shares of our common stock that are currently outstanding.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not expect to pay any cash dividends for the foreseeable future. We intend to retain future earnings, if any, in the operation and expansion of our business. Any future determination to pay cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Stockholder Matters

As of June30, 2009, a total of 185,273,438 shares of common stock were outstanding and held of record by 1,127  persons.

Recent Sales of Unregistered Securities

The following is a summary of transactions by our company within the past three years involving sales of its securities that were not registered under the Securities Act of 1933 (the “Act”).  For each transaction we relied upon the following exemption(s) from registration under the Act, and each such issuance is noted at the end to correspond to one of these exemptions:

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

(5)	Exempt under Section 4(2) as issuances of stock in lieu of compensation or consulting fees to a small member of sophisticated persons not involving any public offering.

(6)	Exempt under such 3(a)(9) of the Act as an exchange of securities for other outstanding securities of the Registrant.

(7)	Exempt under Section 4(2) of the Act as issuance of shares as additional consideration for loans to the Registrant or in lieu of interest on loans, to institutional and other accredited investors.

Common Stock

From July 1, 2008 to September 30, 2008, we issued 3,189,509 shares.

•	85,000 shares were issued to two persons for consulting services valued at $42,500. (5)

•	27,200 shares were issued to one person in exchange for cancellation of a $5,000 Note payable and accrued interest. (7)

•	2,058,144 shares were issued to 43 non-US persons in a Regulation S offering for net proceeds of $305,136. (3)

• 731,665 shares were issued to 10 US persons in a Regulation D offering for net proceeds of $207,500. (4)

•	100,000 shares were issued to one non-US person for patent rights valued at $49,000. (2)

•	187,500 shares were issued to on US person, a former shareholder in PhoneHouse, pursuant to the earnout agreement. (2)

From October 1, 2008 to December 31, 2008, we issued 5,644,132 shares.

•	1,268,000 shares were issued to 22 persons for consulting services valued at $284,715. (5)

•	3,505,464 shares were issued to 64 non-US persons in a Regulation S offering for net proceeds of $355,464. (3)

•	66,668 shares were issued to 4 US persons in a Regulation D offering in correction of a prior issuance. (4)

•	804,000 shares were issued to one US person, a former shareholder in PhoneHouse, pursuant to the earnout agreement. (2)

From January 1, 2009 to March 31, 2009, we issued 18,249,850 shares.

•	139,500 shares were issued to 4 persons for consulting services valued at $29,490. (5)

•	3,010,350 shares were issued to 4 non-US persons in transactions under Regulation S, for net proceeds of $411,024. (3)

•	100,000 shares were issued to 1 US person in a Regulation D offering in correction of a prior issuance. (4)

•
15,000,000 shares were issued to one US person, pursuant to the Stock Purchase Agreement with Flint dated January 29, 2009. Information regarding this issuance is incorporated by reference to Registrant’s Form 8-K filed on February 2, 2009. (2)

From April 1, 2009 to June 30, 2009, we issued 280,500 shares.

•	280,500 shares were issued to 1 U.S. person in a Regulation D offering in correction of a prior issuance. (4)

Preferred Stock

We have issued the following shares of our Series A Preferred Stock:

•On October 1, 2008 we issued 2,000 shares to an affiliate of our CFO, D. Ronald Allen, in exchange for assumption of $1,000,000 debt. (2)
•On November 1, 2008 we issued 1,250 shares to an affiliate of our CFO, D. Ronald Allen in exchange for the assumption of $361,243 of debt through acquisition of two subsidiaries of the Company. (2)

Warrants

No warrants were issued during the year ended June 30, 2009.

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

Item 6.Selected Financial Data

Balance Sheet Data
	June 30, 2008	June 30, 2009

Total assets	$24,043,271	$19,028,361
Long-term liabilities, net	1,853,090	4,570,225
Total liabilities	4,642,403	5,394,858
Shareholders’ equity	19,400,868	13,633,503

	Year Ended June 30,

Statements of Operations Data:	2008	2009

Revenue	$309,343	$751,723
Operating (loss)	<4,777,905>	<9,686,583>
Net loss	<5,277,203>	<6,370,697>
Net loss per common share	<.05>	<.04>

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s Discussion and Analysis of Financial Condition

and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this registration statement. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this registration statement, particularly in “Risk Factors” in Item 1A.

General

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other financial information appearing elsewhere in this Registration Statement.  Certain statements contained in this Registration Statement and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts.  As such, they are considered “forward-looking statements” that provide current expectations or forecasts of future events.  Such statements are typically characterized by terminology such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “strategy” and similar expressions.  Our forward-looking statements generally relate to the prospects for future sales of our products, the success of our marketing activities, and the success of our strategic corporate relationships.  These statements are based upon assumptions and assessments made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factor our management believes to be appropriate.  These forward-looking statements are subject to a number of risks and uncertainties, including the following:  our ability to achieve profitable operations and to maintain sufficient cash to operate its business and meet its liquidity requirements; our ability to obtain financing, if required, on terms acceptable to it, if at all; the success of our research and development activities; competitive developments affecting our current products; our ability to successfully attract strategic partners and to market both new and existing products; exposure to lawsuits and regulatory proceedings; our ability to protect our intellectual property; governmental laws and regulations affecting operations; our ability to identify and complete diversification opportunities; and the impact of acquisitions, divestiture, restructurings, product withdrawals and other unusual items.  A further list and description of these risks, uncertainties and other mattes can be found elsewhere in this Registration Statement.  Except as required by applicable law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

During the year ended June 30, 2008 our focus in China has revolved around improving the SKY O/A ™ Enhanced Services Platform and establishing the infrastructure to support our Chinese government contracts.  As a result of the narrowed focus, the Company completed the abandonment of an unsuccessful operation in China and then sold another Chinese company which proved to be incompatible with our plans.  Candidsoft’s revenues also stagnated, as its efforts were concentrated on developing the SKY O/A ™ product and transitioning to an application service provider (ASP) reoccurring revenue model.  The Company also gained a significant partner to provide connectivity, installation, first level customer support and billing to Candidsoft’s customers with China Netcom (CNC), which recently merged with China Unicom, a major Chinese telco.  CNC has also agreed to license and private-label Sky O/A under the ICT Business brand and sell our solution to the private sector.  Financially, the years ended June 30, 2008 in China was a year of development for our products, and we incurred losses during this period.

During the year ended June 30, 2009, our products began to be utilized in China. We began realizing sales in the quarter ended December 31, 2008, but were subjected to a long delay in implementing our plan because of the merger between China Netcom and China Unicom. The delay led to the Company to determine that the values of its telecom licenses and software licenses, totaling $6,214,574, had been impaired as of June 30, 2009 because the licenses were not generating current revenue. Subsequent to June 30, 2009 the delay was ended and we expect to achieve profitability in China in 2010.

In addition to our business in China, during the years ended June 30, 2008 and 2009, we have established businesses in the United States in telecommunications services, prepaid calling card distribution, prepaid cellular products and services distribution and advanced broadband hardware distribution.  The Company acquired and established companies operating in the broadband and VoIP hardware and VoIP telecommunication services and calling card distribution segments to provide infrastructure to cross market Asian products as well as to provide profits to cover U.S. corporate overhead.  Using these companies as a base, the Company entered the telecommunications services segment and greatly expanded its prepaid calling card and cellular distribution business.  As a result, the Company has realized substantial sales growth from the year ended June 30, 2008 and the six months ended December 31, 2008.

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

The Company received total consideration of $500,000 cash and 21,000,000 shares of Restricted Common Stock of FLTT at the January 29, 2009 closing. In addition, the Company has received payments of $700,000, for a total cash payment of  $1,200,000 cash and  $1,800,000 worth of FLTT Preferred Stock, along with FLTT’s non interest bearing Promissory Note for $7,000,000 payable in three equal installments on December 31, 2009, July 31, 2010, and December 31, 2010. FLTT has redeemed $550,000 worth of Preferred Stock and is obligated to redeem $250,000 worth per month on the 15th day of July through November, 2009. The total consideration is $1,200,000 cash, $1,800,000 of redeemable Preferred Stock the, $7,000,000 Promissory Note and 21,000,000 shares of Restricted Common Stock of FLTT, valued at $7,980,000, for a total consideration of $17,980,000. The Company has allocated $3,150,000 of the total consideration for the issuance of stock and $14,830,000 to the sale of the subsidiaries, and recognized a gain of $4,648,937.  The Company has deffered a gain of $3,850,000 as of June 30, 2009 until the receipt of the proceeds of the $7,000,000 Promissory Note is no longer uncertain.

The Merger enhances the Company’s ability to focus and exploit its opportunities in China and provides funds to cover its U.S. overhead. The Company expects that the sale of the U.S. operations to FLTT will provide the capital necessary to continue expansion of its primary business operations in China and produce future profits from its investment in FLTT.

Comparisons by Period

Revenues.  Revenues for the year ended June 30, 2009 were $751,723, a $442,380 increase as compared to $309,343 for the year ended June 30, 2008. This increase was the result of business generated through the Company’s relationship with CUC.

Gross Profit.  Gross profit for the year ended June 30, 2009 was $29,607, an increase of $586,293 versus a loss of $556,686 for the year ended June 30, 2008.  The increase in gross profit is attributed to the increase in Company revenues in higher margin businesses.

Operating Expenses.  For the year ended June 30, 2009 expenses were $9,716,190, a $5,494,971 increase versus the $4,221,219 reported for the year ended June 30, 2008.  The increase was caused by the non cash impairment of $6,214,574 reduced by elimination of operating expenses after the sale to Flint on January 29, 2009.

Other Income and Expenses.  The Company’s other income net of other expenses for the year ended June 30, 2009 was a net gain of $604 compared to a loss of $724,197 for the year ended June 30, 2008, a net increase of $724,801.  The increase in other income was primarily attributable to a federal telephone excise tax refund of $242,730.  The decrease in net expense was primarily caused by a decrease of $503,807 in interest and other financial charges.  Several other smaller changes produced a net decrease of $21,736 to bring the total change to $724,801.

Loss on Equity Investment. For the year ended June 30, 2009 the Company recorded a loss on its equity investment in Flint of $1,408,434, representing the Company’s portion of the Flint loss for the period after January 29, 2009.

Net Loss.  For the year ended June 30, 2009 the Company reported net loss of $6,370,697 compared to a loss of $5,277,203 for the year ended June 30, 2008.  The $1,093,494 increase in net loss is primarily the result of $4,648,937 income arising from the Flint sale, the $6,214,574 non cash impairment loss, and reduced operating expenses.

Discontinued Operations

During the years ended June 30, 2009 the Company sold its U.S. operating subsidiaries and during the year ended June 30, 2008 the Company sold a subsidiary operating in China. The Company reported a gain of $4,648,937 in the year ended June 30, 2009 and a gain of $500,017 in the year ended June 30, 2008.

The operating income or loss from the discontinued operations is repored as a single net number on the income statement. The Company reported net operating income of $250,015 from sales of $33,854,335 in the year ended June 30, 2009 and a net operating loss of $275,118 from sales of $36,124,404 in the year ended June 30, 2008.

The net income from discontinued operations was $4,898,952 in the year ended June 30, 2009 and $224,899 in the year ended June 30, 2008.

Liquidity and Cash Resources

For the year ended June 30, 2009 the Company reported a net loss of $6,370,697 compared to a loss of $5,277,203 for the prior period.  The Company’s cash balance at June 30, 2009 was $185,420.

The Company had a decrease in cash of $1,910,650for the year ended June 30, 2009, compared to an increase in cash of $1,829,641 for the comparable period of 2008.  Cash resources of $2,985,524 were used in continuing operations for the year ended June 30, 2009 as compared to $3,918,288 used in continuing operations for the same period of 2008.  Cash provided by investing activities of continuing operations was $1,695,951 for the year ended June 30, 2009 as compared to $138,146 used in investing activities for the same period of 2008.  Cash used in financing activities of continuing operations was $823,335 for the year ended June 30, 2009 as compared to $6,078,197 for the same period in 2008.  Net cash provided by discontinued operations for the year ended June 30, 2009 was $382,442 as compared to $252,302 net cash used in discontinued operations for the same period of 2008. Our principal sources of cash during the year ended June 30, 2009 were the proceeds from the sale of common stock and proceeds from the Flint sale.

As mentioned previously, on January 29, 2009 the Company sold its U.S. operating Subsidiaries and 15,000,000 shares of its common stock to Flint Telecom Group Inc. (“FLTT”) for a total combined consideration of $10,000,000 to be received over the next two years and 21,000,000 shares of FLTT Common Stock. The Company has retained all of its operations in China, and anticipates that its China operations will generate profits to cover all U.S. and China overhead during fiscal year 2010. Significant sales and profits are expected to be realized during the coming months in China through the deployment of the Company’s new SCDMA teleconferencing application for China Unicom, which has initially deployed 400,000 users in Guang Xi Province.  In China, our projected revenues are made and adjusted  based on market conditions and assumptions from management in China as well as commitments from our customers and suppliers.  These commitments are based upon contractual arrangements to install a configured SKY O/A Office Automatic Software Application loaded on a user’s PC and VoIP end device (IP telephone), each referred to as a “seat.”  We currently receive monthly revenue from each seat of between $15 to $30 per month, utilizing our VoIP telephone services, depending upon each user’s usage of our enhanced services.  The Company anticipates that, because the China Netcom-China Unicom merger is almost complete, it will receive a much more focused deployment effort going into fiscal year 2010.

The Company anticipates that its cash needs for the year ended June 30, 2010 will be met by collection of notes receivable arising from the Flint transaction and new issuances of equity and/or debt by the Company.

Critical Accounting Practices

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  We believe the following are the critical accounting policies, which could have the most significant effect on our reported results and require the most difficult, subjective or complex judgments by management.

Ownership in China Operations

CHVC through its subsidiaries offers network design and international office-automation software and technology services to government agencies in the People’s Republic of China (“PRC”).

To meet ownership requirements under Chinese laws that restrict a foreign company from operating in certain industries such as value-added telecommunication services, CHVC has entered into technology service and ownership trust agreements with two of CHVC’s affiliates that are incorporated in China:  Candidsoft Technologies Co, Ltd of Beijing (“Candidsoft”) and Beijing Techview System Engineering Co. Ltd. (“BTSE”).  Management periodically evaluates its effective legal control over its Chinese subsidiaries on an ongoing basis in accordance with new developments in China and/or laws passed by the PRC.  Based on this review, it believes it has the ability to effectively maintain control of the operations of the subsidiaries and consolidates them accordingly.

Capitalized Software Development Costs

The Company accounts for software and development costs under SFAS 86, Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed.  All of the Company’s Software related costs pertained to the communications software development segment of the business.  The Company capitalized software costs of $72,250 related to the Company’s interest in Candidsoft.  In 2007, the Company performed an impairment review on its software costs and recorded an aggregate impairment of $69,240 for the software development costs.

Business Combinations

The Company accounts for business combinations in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (SFAS No. 141).  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations.  SFAS No. 141 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually by comparing carrying value to the respective fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).  This pronouncement also requires that the intangible assets with estimated useful lives to amortized over their respective estimated useful lives.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company tests its goodwill for impairment at least annually by comparing the fair value of these assets to their carrying values.  As a result of such tests, the Company may be required to record impairment charges for these assets if in the future their carrying values decrease in their fair values.

Other intangible assets are amortized using the straight-line method over their estimated useful period of benefit.  We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

Stock-Based Compensation

The Company applies for the fair value method of Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensation” (SFAS No. 123R) in accounting for its stock options.  This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  The fair value for each option granted is estimated on the date of the grant using the Black-Scholes option pricing model.  The fair value of all vested options granted has been charged to salaries, wages and benefits in accordance with SFAS No. 123R.  Common stock granted to employees, directors, and consultants is charged to operating expense based on the fair value of the stock at the date the stock purchase rights are granted.

Impairment of Long-Lived Assets and Other Intangible Assets

The Company reviews the carrying value of its long-lived assets, including indefinite-lived intangible assets consisting primarily of goodwill and telecommunications licenses in China, whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of the assets by estimating the future net cash flows expected to result from the assets, including eventual disposition.  If the future net cash flows are less than the carrying value of the assts, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value.  As of June 30, 2009, management determined that  impairment was indicated for its telecom licenses and software license, totaling $6,214,574, because of implementation delays and the fact that no current revenues were generated.

Revenue Recognition

Revenue from calling cards, prepaid cellular products and broadband hardware sales are recognized upon delivery or shipment of the hardware to broadband service providers at which time title is passed; there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.  The Company recognizes revenues based on gross revenues reporting pursuant to EITF 99-19.

Revenue from telecommunications services is recognized when the services are provided.

Revenue from installation contracts is recognized on the completed contract method.  A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications and has been accepted by the customer.

Revenue from software communications development is recognized upon completion of installation and delivery to customers at which time title is passed; there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

Convertible Debt

Convertible debt with beneficial conversion features, whereby the conversion feature is “in the money” are accounted for in accordance with guidance supplied by Emerging Issues Task Force (“EITF”) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or  Contingently Adjustable Conversion Ratios” and EITF No. 27, “Application of Issue 98-5 to Certain Convertible Instruments”.

For convertible debt and related warrants, the recorded debt discount is calculated at the issuance date as the difference between the conversion price and the relative fair value of the common stock into which the security is convertible or exercisable.

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

Contractual obligations

	Payments due by period			3-5 years	More than 5 years
Contractual obligations	Total	Less than 1 year	1-3 years
Long-Term Debt Obligations	720,225	------------	720,225	------------	------------
Capital Lease Obligations	77,958	38,184	39,774	------------	------------
Operating Lease Obligations	------------	------------	------------	------------	------------
Purchase Obligations	------------	------------	------------	------------	------------
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	------------	------------	------------	------------	------------
Total	798,183	38,184	759,999

Item 7A.      Qualitative and Quantitative Disclosures About Market Risk.

Not required for small reporting company.

Item 8.Financial Statements and Supplementary Data

Attached hereto beginning with Page F-1

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T)Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation of its disclosure controls and procedures,   the Company’s Chief  Executive Officer and Chief Financial Officer have concluded  that, as of  June 30, 2009 and as of the date of filing, the controls, and procedures were effective at a reasonable  assurance level and will continue to operate as designed.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of June 30, 2009, our internal control over financial reporting is effective based on these criteria.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting that occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The directors, executive officers and certain significant employees of CHVC are set forth below. None of such persons has been involved in any legal proceeding enumerated in Securities and Exchange Commission Regulation S-K, Item 401, within the time periods described in that regulation.

Executive Officers, Directors and Certain Significant Employees

The following table contains information with respect to our directors and executive officers:

Name	Age	Position

Hin Hiong Khoo	69	Chairman of the Board
Bill Burbank	51	Chief Executive Officer, President and Director
D. Ronald Allen	59	Chief Financial Officer and Director
Chun Lin Xing	47	President of China Operations
Han Boon (Jason) Lim	34	Chief Operating Officer, Asia Operations

Hin Hiong Khoo has served as our Chairman of the Board since April 2004. Mr. Khoo, as an International Business Advisor and entrepreneur, has assisted many companies in their public floatation in several exchanges around the globe during the last 40 years.  He was Chairman of VoIUM Technologies from November 2002 to April 2004.  Mr. Khoo was a partner of Softgen, a telecom software company that was purchased by a US public company in 1999, from 1997 to 2002. Prior to Softgen, he worked as an attorney, an international business advisor, and held a seat on Far East exchange in Hong Kong.  He is currently a Board Member of China Access 2008, an economic “legacy” initiative for the Beijing 2008 Olympics Games, backed by the Beijing Government.  He is also a Board Member of Pacific Rim Forum, a consortium of international businesses and governments involved in Asia Pacific business and corporate strategies.

Bill Burbank has served as our Chief Executive Officer, President and a Director since September 2006.  Mr. Burbank brings more than 25 years of success in business development and operations experience to the company.  He has extensive experience in working with both private and public emerging technology development companies in the U.S., Canada and Asia.  He was Chief Executive Officer of VCG Technologies, Inc from April 2006 until we acquired that company and he became our Chief Executive Officer.  Prior to that, Mr. Burbank was Chief Operating Officer of VoIP, Inc. from December 2004 to February  2006, where he managed the operations of multiple subsidiaries in the telecommunications market with combined annual revenues over $40 million.  Mr. Burbank was Vice President of Business Development and Chief Marketing Officer for Pony Express U.S.A., Inc., a package delivery company, from October 2002 to November 2004.

D. Ronald Allen has served as our Chief Financial Officer and a director since January  2004.  As co-founder of our company, he has held the positions of Chairman, CEO, President and Secretary of the Company.   From 1999 to November 2004 Mr. Allen served as CEO and Chairman of Global Innovation Corp. (OTCBB symbol: GINV), an electronics manufacturer formerly known as Performance Systems, Inc. serving the high-speed wireless communications industry, the digital electronics market and the broadband communications industry with applications in both commercial and military markets.  Mr. Allen was an officer and director of a former subsidiary of  GINV, Performance Interconnect Corp. which, after several years of inactivity, petitioned for bankruptcy under Chapter 7 of The U. S. Bankruptcy Code in October of 2006.  He was a partner of KPMG Peat Marwick from 1981 to 1984 and is a Certified Public Accountant.    After leaving public accounting in 1984, Mr. Allen has worked as a financial consultant and manages investments in real estate and small businesses.

Chun Lin Xing has served as our President of China Operations since 01/18/2006.  Mr. Xing manages our China Operations. He has over 14 years experience in IT businesses in China and has founded four start-up companies. He was the founder and Chief Executive Officer of Beijing CandidSoft Beijing, China from 2002. Prior to this, Mr. Xing was the Managing Director of IBC China Co. (International Business Center), a venture between investors from the United States and Singapore and China’s National Information Center, from 1997 to 2000. He is also a world renowned expert and innovator in the office automation software industry, having won several technology prizes and Innovation Awards granted by the State Government and the Ministry of Science and Technology of China.

Han Boon (Jason) Lim has served as our Chief Operating Officer, Asia Operations since 03/01/2004. Prior to joining the Company, he was Chief Operating Officer of WBC Pte Ltd, a joint venture with IBC Corp. of Dallas, Texas from 04/01/2003 to 02/28/2004, where he led operations of the DVB IP-Casting division. Mr. Lim was Director of Product Development for VoIUM Technologies from 10/01/2001 to 02/28/2004, where he was responsible for designing and managing the development of wireless products and directed the regional expansion of VoIUM’s operations. Mr. Lim served as Vice President, Information Technologies of AirGateway Pte Ltd from 06/01/2000 to 09/30/2001, Chief Infrastructure Officer of WAPworkz Technologies Pte Ltd. from 10/01/1999 to 05/31/2000, and as lead IT Consultant for Webpoint Technologies from 05/01/1996 to 09/30/1999. Jason holds a Microsoft Certified Professional Certification and a Bachelors Degree in Computer Engineering with Specialization in Networks and Database Systems from Nanyang Technological University. He is a commissioned officer in the Singapore Armed Forced holding the rank of Captain.

Item 11.Executive Compensation

Executive Compensation in Fiscal Year 2009

The following table sets forth the compensation earned by our Chief Executive Officer, Chief Financial Officer and the other most highly compensated executive officers in the fiscal year ended June 30, 2009.  We refer to these individuals collectively as the named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(2)	All Other Annual Compensation(1)	Total
Bill Burbank Chief Executive Officer, President and Director	2009	308,500	--	--	--	25,000	333,500
D. Ronald Allen Chief Financial Officer and Director	2009	120,000	--	--	--	25,000	145,000
Hin Hiong Khoo Chairman of the Board	2009	$120,000	$--	$--	$--	$25,000	$145,000
Chun Lin Xing President of China Operations	2009	100,000	--	--	--	--	100,000

1.           Consists of $25,000 to each of Messrs. Khoo, Burbank and Allen for their service on our board of directors.

2.           The Company does not issue stock options to its officers.

3.           The Stock awards consist of vested shares of common stock valued at the closing stock price on the date issued, consistent with the amounts reported in the Company’s financial statements.

The following table sets forth certain information concerning outstanding equity awards held by our named executive officers at June 30, 2009:

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options Unexerciserable(1)	Option Exercise Price per share	Option Expiration Date
None

Employment Arrangements with Named Executive Officers

The Company’s only employment contract is with its president, Bill Burbank.  Such agreement is for a term of three years beginning August 31, 2006, and will automatically renew for subsequent six monthly periods unless terminated by either party at least 90 days prior to end of a term.  Compensation to Mr. Burbank was $15,500 per month through January 31, 2009, and $10,000 per month thereafter; in addition, he received a bonus of $150,000.

Equity Compensation Plan

The Company does not currently have a formal Equity Compensation Plan or 401K Plan but does use its restricted securities to entice key employees and to provide additional performance based compensation.  A former Equity Compensation Plan was terminated and currently has no participants.

Director Compensation in Fiscal Year 2009

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(5)	Option Awards ($)(5)	Total ($)
Hin Hiong Khoo	25,000			$25,000
Bill Burbank	25,000			$25,000
D. Ronald Allen	25,000			$25,000

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information concerning beneficial ownership of our common stock as of June 30, 2009, by:

•	all persons (including any “group” as that term is used in section 13(d)(3) of the Exchange Act) who are known to us to be the beneficial owner of more than five percent of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 185,273,438 shares of common stock outstanding as of June 30, 2009.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of June 30, 2009, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Unless otherwise indicated, the principal address of each of the persons below is c/o China Voice Holding Corp., 327 Plaza Real, Suite 319, Boca Raton, Florida 33432.

Beneficial Ownership of Common Shares

Name Directors and Officers	Address	Shares		Percentages

Hin Hiong Khoo	126A Rangoon Rd. Singapore 218404	10,663,000	(1)	5.75
Bill Burbank	327 Plaza Real, Ste 319 Boca Raton, Florida 33432	5,030,856	(2)	2.72

D. Ronald Allen	17300 N. Dallas Parkway, Ste 2040 Dallas, Texas 75248	29,684,905	(3)	16.02

Chun Li Xing	No. 40 Xue Yuan Lu Datang Telecom Campus, Ste 101 Research Building 7, Haidan District Beijing, PR of China 100083	4,615,000		2.49
Han Boon (Jason) Lim	126A Rangoon Rd. Singapore 218404	500,000		0.27

All Directors and Officers as a Group		50,493,761		27.25

Other Stockholders owning over 5%

Flint Telecom Group, Inc.	327 Plaza Real, Ste 319 Boca Raton, Florida 33432	15,000,000		8.10

(1)
Mr. Khoo has voting control of these shares as an officer and director of International Christian Mission, owning 900,000 shares and Nations Corp. Ltd., owning 8,060,000 shares.  In addition, 1,703,000 shares owned by Nutripharm Ltd., owned by his wife, are attributed to him.  Mr. Khoo has no ownership interest in these entities.

(2)	Mr. Burbank’s shares are held by the William F. Burbank Trust.

(3)
Mr. Allen has voting control of these shares as an officer and director of Touchstone Enterprises, Inc., owning 2,009,000 shares, Associates Funding Group Inc., Trustee, owning 212,000 shares, and Winterstone Equities Inc., owning 27,465,905 shares.  Mr. Allen disclaims ownership of these shares.

Beneficial Ownership of Series A Preferred Stock

Name	Address	Shares		Percentages

D. Ronald Allen	17300 N. Dallas Parkway Suite 2040 Dallas, Texas 75248	5,248	(1)	100%

(1)
Mr. Allen has voting control of these shares as an officer and director of Caleb Development Corp., owning 2,539 shares, Associates Funding Group Inc., owning 784 shares, Associates Funding Group Inc., Trustee, owning 350 shares, and Integrated Performance Business Systems, Inc., owning 1,575 shares.  Mr. Allen has an ownership interest only in Associates Funding Group Inc.  Each share of Series A Preferred Stock is entitled to vote the equivalent of 2,500 shares of common stock, or a total of 13,120,000 shares, representing 4.88% of all voting power outstanding.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Related Party Receivables

One of the Company’s subsidiaries has advanced funds to certain non-officer employees.  Such advances are not interest bearing and are unsecured.  Management believes that these assets are collectible as they relate to relationships with continuing employees.

Related Party Payables

A company owned or controlled by D. Ronald Allen, a major stockholder, director and officer of CHVC, has loaned funds to the Company secured by all of the assets of the Company.  These advanced funds are due on demand and bear interest at 18%.  The balance as of June 30, 2009 and 2008 was $322,784 and $303,790, respectively.

An individual who is an employee and/or director of the Company has advanced funds to the Company on unsecured terms bearing interest at 8%.  The balance on these advances was $6,990 and $13,990 as of June 30, 2009 and 2008.

An employee of one of the Company’s China subsidiaries has advanced funds to the Company on unsecured terms.  This advance does not bear interest.  The balance due on this advance was $73,048 and $72,761 as of June 30, 2009 and 2008.

Related Party Notes

In connection with the Company’s acquisition of its DTNet subsidiary, the Company is indebted to a Company controlled by the former owners of VCG.  One of those owners, Bill Burbank, received 510,000 shares of CHVC common stock, and remains a major stockholder, director, officer and employee of CHVC.  The convertible note is secured by all of the common stock of VCG and bears interest at 8% and matures on December 31, 2008.  The balance on that note was $310,423 as of June 30, 2008. The note was a liability of the VCG subsidiary which was sold on November 1, 2008.

Agency Agreement

A corporation controlled by Hin Hiong Khoo, an officer and director, acts as agent for the Company by holding a Singapore bank account and shares of Vastland for the benefit of the Company.

Joint Ventures

The Company has entered into a joint venture with WRIO, Corp., dated May 31, 2006, wherein WRIO , Corp. and the Company, through contribution of $1,000 each, are 50/50 partners in the exploitation of wireless broadband technology owned by WRIO, Corp. in China.  WRIO, Corp. is controlled by D. Ronald Allen, an officer and director of the Company.  No revenues were earned under this joint venture during 2008 and 2007, accordingly, no revenues or expense have been reflected in these financial statements.

Preferred Stock

All of the Company’s preferred stock shares are directly or indirectly owned by entities that are owned or controlled by D. Ronald Allen.  As such, Mr. Allen has all voting rights relating to this class of stock.

We have issued the following shares of our Series A Preferred Stock to Affiliates of our CFO, D. Ronald Allen:

October 1, 2008

•	2,000 shares issued in exchange for the assumption of $1,000,000 debt. (1)

November 1, 2008

•	1,250 shares issued in connection with disposition of certain securities. (1)

We redeemed the following shares of our Series A Preferred Stock from affiliates of our CFO D. Ronald Allen:

On September 30, 2008, the Company redeemed 455 shares of Series A Preferred Stock for $454,500 to a third party. (1)

On December 31, 2008 the Company redeemed 207 shares of Series A Preferred Stock for $206,500 to a third party. (1)

On March 31, 2009 the Company redeemed 399 shares of Series A Preferred Stock for $399,000 to a third party. (1)

On June 30, 2009 the Company redeemed 245 shares of Series A Preferred Stock for$245,095, of which $95,095 was to a third party.

__________________________

(1)    The shares of Preferred Stock were held to collateralize obligations to third parties assumed by CFO D. Ronald Allen.

Guarantees

Certain of the Company’s notes payable due to third parties have been guaranteed by companies owned or controlled by D. Ronald Allen.

Item 14.Principal Accountant Fees and Service

1.	Audit Fees

Audit fees for the years ended June 30, 2008 and 2009, and review of financial statements for the initial Form 10Q for the period ended December 31, 2008 and the Form 10Q for the Quarter Ended March 31, 2009 total $376,970

2.	Audit Related Fees – None
3.	Tax Fees – None
4.	All Other Fees – None
5.	All Auditing work and other work proposed to be performed for the Company must be approved by the Audit Committee.
6.	Not applicable.

Item 15.

Exhibits and Financial Statement Schedules
2.1	(1)	Agreement dated February 27, 2004 for the acquisition of Voium Technologies, Ltd.
2.2	(1)	Agreement and Plan of Reorganization dated April 2004 for the acquisition of China Voice Corp by Surf Franchise, Inc., predecessor to Registrant
2.3.1	(1)	Agreement dated January 18, 2006 for the acquisition of Candidsoft Technologies Co. LTD of Beijing, and Post-Closing Agreement
2.3.2	(1)	Technology Agreement regarding Candidsoft
2.3.3	(1)	Trust Agreement with Chun Li Xing regarding Candidsoft
2.4	(1)	Agreement and Plan of Merger and Reorganization dated August 25, 2006 for the acquisition of VCG Technologies, Inc. d/b/a DTNet Technologies
2.5	(1)	Agreement and Plan of Merger and Reorganization dated June 14, 2007 for the acquisition of Phone House, Inc.
2.6	(1)	Agreement and Plan of Merger and Reorganization dated July 19, 2007 for the acquisition of Dial-Tone Communications, Inc.
2.7	(1)	Agreement and Plan of Merger and Reorganization dated March 15, 2007 for the acquisition of Stream Jet.Net, Inc.
2.8.1	(2)	Plan and Agreement & Merger with Flint Telecom Group Inc.
2.8.2	(2)	Stock Purchase Agreement with Flint Telecom Group Inc.
2.8.3	(3)
First Amendment to the Agreement and Plan of Merger by and among Flint, Flint Acquisition Corps. (A-E), each a wholly owned subsidiary of Flint, Registrant, CVC Int’l Inc., Cable and Voice Corporation, StarCom Alliance Inc. Dial-Tone Communication Inc., Phone House Inc. (of Florida) and Phone House, Inc. (of California) dated April 24, 2009

3.1.1	(1)	Articles of Incorporation of the Registrant
3.1.2	(1)	Articles of Merger
3.2	(1)	Bylaws of the Registrant
4.1	(1)	Specimen Certificate for Common Stock of the Registrant
4.2	(3)	First Amendment to the Stock Purchase Agreement by and among China Voice Holding Corp. and Flint Telecom Group, Inc. dated April 24, 2009.
4.3	(3)	First Amendment to the Promissory note issued from Flint Telecom Group, Inc. to China Voice Holding Corp. dated March 16, 2009.
4.4	(3)	Security Agreement by and among Flint Telecom Group, Inc. and China Voice Holding Corp. dated April 24, 2009.
10.1	(1)	Employment Agreement dated August 31, 2006 with Bill Burbank
10.2	(1)	List of licenses issued by Telecommunication Administrative Bureau of Beijing
10.3	(1)	Joint Venture Agreement dated May 31, 2006 between WRIO Corporation and Voium Technologies Ltd.
10.4	(1)	Promissory Note dated December 1, 2004 to Associates Funding Group Inc. in the principal amount of $400,000, with Security Agreement
10.5	(1)	Loan Agreement dated February 13, 2008 between Essential Security Software Inc. and Stream Jet.Net, Inc., Promissory Note and Security Agreement
10.6	(1)	Exclusive Supplier Agreement dated January 10, 2008 between StarCom Alliance, Inc. and Power Prepaid Phone Card Distribution
10.7	(1)	Agreement dated June 6, 2007 between Registrant and InterEdge Technologies, LLC to Supply Intelligent Telephone Adaptors
10.8	(1)	Collaboration Agreement
21	(4)	Subsidiaries of the Registrant
31.1	(4)	Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(4)	Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(4)	Certification by CEO/CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
_________

(1)           Previously filed with the initial Form 10 filing on August 6, 2008 or later filings on October 29, November 26, December 12, and December 31, 2008 and are incorporated herein by reference.

(2)           Previously filed with Form 8-K filed on February 4, 2009 and incorporated herein by reference.

(3)           Previously filed with Form 8-K filed on April 30, 2009 and incorporated herein by reference.

(4)           Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 29, 2009                                                                   China Voice Holding, Inc.

/s/ Bill Burbank

By:           Bill Burbank, President and Principal Executive Officer

/s/ D. Ronald Allen

By:           Ronald Allen, Principal Financial Officer and Principal

Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

October 29, 2009                                                                    /s/ Bill Burbank

Bill Burbank, Director

October 29, 2009                                                                    /s/ D. Ronald Allen

D. Ronald Allen, Director

October 29, 2009                                                                    /s/ Hin Hiong Khoo

Hin Hiong Khoo, Director

Jimmy C.H. Cheung & Co
Certified Public Accountants
(A member of Kreston International)
Registered with the Public Company Accounting
Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
China Voice Holding Corp.

We have audited the consolidated balance sheets of China Voice Holding Corp. and subsidiaries as of June 30, 2009 and 2008 and the related consolidated statements of operations, changes in equity and cash flows for the years ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Voice Holding Corp. and subsidiaries as of June 30, 2009 and 2008 and the results of its operations and its cash flows for the years ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses of approximately $6,370,697 and $5,277,203 for the years ended June 30, 2009 and 2008, respectively.  Additionally, during the years ended June 30, 2009 and 2008, the Company has used cash flow in operations of approximately $2,519,395 and $4,170,590 in 2009 and 2008, respectively.  Accumulated deficit amounted to $29,576,504 and $22,483,047 as of June 30, 2009 and 2008, respectively. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong

Date:  October 27, 2009

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong
Telephone : (852) 25295500   Fax:  (852) 21277660
Email     : jimmy.cheung@jchcheungco.hk
Website   : http://www.jchcheungco.hk

CHINA VOICE HOLDING CORP.
Consolidated Balance Sheets
June 30, 2009 and 2008
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$185,420	$2,096,070
Accounts receivable, net	577,768	1,746,595
Inventories	115	445,163
Prepaid expenses and other current assets	53,247	97,873
Related party receivables	92,300	92,300
Deposits	-	61,532

Total current assets	908,850	4,539,533

Long-term assets:
Note receivable	3,850,000	1,500,000
Investment in an affiliate	7,821,566	-
Property and equipment, net	381,645	588,954
Other assets	15,000	-
Goodwill	6,009,404	10,450,466
Other intangible assets, net	41,896	6,964,318

TOTAL ASSETS	$19,028,361	$24,043,271

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued expenses	$400,464	2,204,689
Related party payables	80,038	87,361
Current portion of long term debt, net of debt discount	305,947	158,652
Current portion of of capital lease obligation	38,184	-
Current portion of related party notes	-	310,423
Other current liabilities	-	28,188

Total current liabilities	824,633	2,789,313

Long-term liabilities
Long-term debt, net of current portion	16,667	50,000
Related party payables	322,784	303,090
Capital lease obligation, net of current portion	39,774	-
Non-current portion of related party notes	341,000	-
Deferred gain on disposal of subsidiaries	3,850,000	-
Long-term contingent liabilities	-	1,500,000
Total liabilities	5,394,858	4,642,403

Equity
	Common Stock: par value $0.001; 400,000,000 Shares authorized; 185,273,438 and 157,909,447 shares issued
	at June 30, 2009 and June 30, 2008,respectively	185,273	157,910
	Series A Preferred Stock-par value $0.001
	20,000 shares authorized: 5,248 and 3,304 shares issued	5	3
	at June 30, 2009 and June 30, 2008, respectively
	(liquidation value of $5,248,000 and $3,304,000 on
	June 30, 2009 and June 30, 2008, respectively)
	Subscriptions receivable	(3,150,000)	-
	Additional paid-in capital	46,401,473	41,730,913
	Accumulated deficit	(29,576,504)	(22,483,047)
	Cumulative currency translation adjustment	(205,575)	(3,192)
	Total stockholders' equity	13,654,672	19,402,587

	Noncontrolling interests	(21,169)	(1,719)
	Total stockholders' equity	13,633,503	19,400,868
	Total liabilities and equity	$15,178,361	$24,043,271

The accompanying notes are an integral part of the consolidated financial statements.

CHINA VOICE HOLDING CORP.
Consolidated Statements of Operations
For the Years Ended June 30, 2009 and 2008

	2009	2008
Revenues	$751,723	$309,343
Cost of revenues	722,116	866,029
Gross profit	29,607	(556,686)

Operating expenses:
Professional fees	1,563,016	1,642,112
Non-cash impairment charges	6,214,574	-
Other selling, general and administration expenses	1,811,586	2,523,826
Depreciation	127,013	55,281
Total operating expenses	9,716,190	4,221,219

Loss from operations	(9,686,583)	(4,777,905)

Other income (expenses)
Tax credit	242,730	-
Interest income	8,986	73,681
Interest expense	(153,772)	(297,101)
Other financing charges	(2,443)	(506,250)
Other nonoperating income (expense)	(94,897)	5,473
Total other income (expense)	604	(724,197)

Loss before income taxes, loss on equity investment and noncontrolling interest	(9,685,978)	(5,502,102)

Income tax expenses	(85,711)	-

Loss before loss on equity investment and noncontrolling interest	(9,771,689)	(5,502,102)

Loss on equity investment	(1,408,434)	-

Net loss from continuing operations	(11,180,124)	(5,502,102)

Discontinued operations:
(Loss) income on discontinued operations, net of tax	250,015	(275,118)
Gain from disposal of subsidiaries	4,648,937	500,017
Net income from discontinuing operations	4,898,952	224,899

Net loss	(6,281,171)	(5,277,203)

Less income attributable
to noncontrolling interest	89,526	-

Net loss before preferred dividend	(6,370,697)	(5,277,203)

Preferred dividend	(722,760)	(755,690)

Net loss attributable to common stockholders	(7,093,457)	(6,032,893)

Other comprehensive loss:
Total foreign currency translation loss	(311,359)	(11,097)
Less: foreign currency translation loss attributable to noncontrolling interests	(108,976)	(3,884)
Foreign currency translation loss attributable to common stockholders	(202,383)	(7,213)

Comprehensive loss attributable to common stockholders	$(7,295,840)	$(6,040,106)

Net loss attributable to common stockholders per common share - basic and diluted:
Net loss from continuing operations per shares - basic and diluted	$(0.07)	$(0.05)
Net income from discontinued operations per shares – basic and diluted	0.03	0.00
Net loss attributable to common stockholders per common share - basic and diluted	$(0.04)	$(0.05)

Common shares used in calculation per share data- basic and diluted	168,257,123	133,838,870

The accompanying notes are an integral part of the consolidated financial statements.

CHINA VOICE HOLDING CORP.
Consolidated Statements of Changes in Equity
For the Years Ended June 30, 2009 and 2008
	CHVC Stockholders
								Foreign currency
				Series A Preferred		Additional	Accumulated	exchange	Noncontrolling	Total
	Common Stock		Subscription	Stock		paid-in capital	deficit	adjustment	interest	Equity
	Shares	Amount	Receivable	Shares	Amount

Balance at June 30, 2007	111,608,713	$ 111,609	$-	3,274	$ 3	$28,647,794	$(16,450,154)	$ 4,021	$2,165	$12,315,438

Net loss							(5,277,203)			(5,277,203)

Translation adjustment								(7,213)	(3,884)	(11,097)

Issuance of common stock	48,400,734	48,401				16,260,938				16,309,339

Issuance of preferred stock				1,298	1	648,999				649,000

Sale of subsidiaries	(2,100,000)	(2,100)				(2,412,900)				(2,415,000)

Dividends declared
on preferred stock							(755,690)			(755,690)

Redemption of
preferred Stock				(1,650)	(1)	(1,826,499)				(1,826,500)

Stock subscriptions receivable						30,581				30,581

Preferred dividends converted to preferred stock				382		382,000				382,000

Balance at June 30, 2008	157,909,447	157,910	-	3,304	3	41,730,913	(22,483,047)	(3,192)	(1,719)	19,400,868

Net loss							(6,370,697)		89,526	(6,281,171)

Translation adjustment								(202,383)	(108,976)	(311,359)

Issuance of common stock	27,363,991	27,363				5,118,116				5,145,479

Issuance of preferred stock				3,250	3	361,240				361,243

Sale of subsidiaries						496,319				496,319

Dividends declared
on preferred stock							(722,760)			(722,760)

Redemption of
preferred stock				(1,306)	(1)	(1,305,115)				(1,305,116)

Stock subscriptions receivable			(3,150,000)							(3,150,000)

Balance at June 30, 2009	185,273,438	$185,273	$(3,150,000)	5,248	$5	$46,401,473	$(29,576,504)	$(205,575)	$(21,169)	$13,633,503

CHINA VOICE HOLDING CORP.
Consolidated Statements of Cash Flows
For the Years ended June 30, 2009 and 2008
	2009	2008
Operating activities
Net loss	$ (6,370,697)	$(5,277,203)
Income from discontinued operations	(4,898,952)	(224,899)
Loss from continuing operations	(11,269,649)	(5,502,102)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	593,714	485,471
Common shares issued for services	356,705	1,337,600
Allowance for doubtful debts	-	52,915
Beneficial conversion feature	-	506,250
Non-cash charges	-	12,942
Impairment of intangible assets	6,214,574	-
Loss on equity investment	1,408,434	-
Net income attributable to noncontrolling interest	89,526	-
Change in operating assets and liabilities:
Accounts receivable	(612,710)	(44,287)
Inventories	3,751	170,988
Prepaid expenses and other current assets	(15,149)	30,120
Deposit	9,734	(61,532)
Accounts payable and accrued expenses	263,684	(934,841)
Other current liabilities	(28,188)	28,188
Total Adjustments	8,284,124	1,583,814
Net cash used in operating activities of continuing operations	(2,985,524)	(3,918,288)
Net cash provided by (used in) operating activities of discontinuing operations	466,129	(252,302)
Net cash used in operations activities	(2,519,395)	(4,170,590)

Investing activities
Purchase of property and equipment	(54,049)	(110,645)
Purchase of assets in business combination	-	(27,501)
Cash received from disposal of subsidiaries	1,750,000	-
Net cash provided by (used in) investing activities of continuing operations	1,695,951	(138,146)
Net cash provided by (used in) investing activities of discontinuing operations	(83,687)	-
Net cash provided by (used in) investing activities	1,612,264	(138,146)

Financing activities
Net increase (decrease) in:
Borrowings under long-term debt arrangement	-	(675,000)
Repayments of long term debt	(81,038)	(611,837)
Repayments of capital lease obligation	(36,593)	-
Proceeds from related parties	19,694	-
Redemption of preferred stock to related parties	(1,305,116)	(1,222,000)
Proceeds from issuance of common stock, net of issuance costs	1,279,224	8,158,600
Repayments of related party notes	(310,423)	-
Proceeds from related party notes	341,000	-
Payment of preferred dividends	(722,760)	122,521
Payment received from subscribed stock	-	290,311
Repayments to related parties	(7,323)	15,602
Net cash (used in) provided by financing activities of continuing operations	(823,335)	6,078,197

Effect of exchange rate on changes in cash	(180,183)	60,180
Net (decrease) increase in cash and cash equivalents	$(1,910,650)	$1,829,641
Cash and cash equivalents - beginning of year	2,096,070	266,429
Cash and cash equivalents - end of year	$185,420	$2,096,070

Consolidated Statements of Cash Flow (Cont.) For the Years Ended June 30, 2009 and 2008
	2009	2008
Supplemental cash flow information
Interest paid	$ 153,772	$ 260,035

Income taxes paid	$ 234	$ -

Supplemental disclosure of non-cash information:

Warrants issued in conjunction with debt	$-	$12,942

Common stock tendered in payment of services	$356,705.00	$1,337,600

Common stock issued in conjunction with debt	$5,000	$637

Net assets acquired in exchange for common stock	$-	$81,000

Conversion of preferred stock to common stock	$-	$629,875

Benefit conversion feature	$-	$506,250

Stock tendered for acquisitions	$354,550	$5,811,316

Cancellation	$-	$649,000

Consideration from disposal of subsidiaries	$7,980,000	$-

Assets purchased under capital lease obligations	$114,551	$-

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements

Years Ended June 30, 2009 and 2008

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

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

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

Basis of Consolidation – The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of China Voice Holding Corp (“CHVC”), VoIUM Technologies, LTD (“VoIUM”), Sino-Connection Corp. (“Sino-Connection”), Voium USA Inc. (“Voium USA”), SteamJet Net, Inc. (“SJN”), Sino Beyond Ltd. (“SBL”), Vastland Holding Beijing Co. Ltd.,  and East West Global Communications, Inc. (“EWGC”). The Company additionally consolidated the financial statements of Candidsoft Technologies Co, Ltd of Beijing (“Candidsoft”) for which the Company owned a 65% interest for the years ended June 30, 2009 and 2008 and BTSE, for which the Company owned a 70% interest for the period ended December 31, 2007. The financial statements include consolidated income information for Communications Business Services Corp. (“CBSC”), China Voice Communications Corp (“CVCC”), VCG Technologies dba DTNet (“DTNet”), Cable & Voice Corporation (“Cable & Voice”), StarCom Alliance Inc. (“StarCom”), Dial Tone Communications (“Dial Tone”), CVC International Inc. (“CVC International”), and Phone House Inc. (“Phone House”) only through the date of disposition. All intercompany accounts and transactions have been eliminated in consolidation. The results of subsidiaries acquired or disposed of during the respective periods are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal, as appropriate. The portion of the income applicable to non-controlling interests in subsidiary undertakings is reflected in the consolidated statements of operations.

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

Reclassifications - The Company has reclassified certain prior year amounts to conform to the current year's presentation.

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

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

In January 2009, FASB released final FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. According to FASB, the FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment (OTTI) has occurred. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. We have adopted FSP No. EITF 99-20-1 and it has no material impact on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

DAL:729124.1

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 1 – DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (FAS 165, Subsequent Events [FASB ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these consolidated financial statements with the SEC on August 10, 2009.

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 1 – DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 166”) [FASB ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact FAS 166 will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”) [FASB ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact FAS 167 will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Management does not believe that there are any other recently-issued accounting pronouncements, but not yet effective accounting standards, which could have a material effect on the accompanying financial statements.

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 1 – DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid accounts with an original maturity date of three months or less to be cash equivalents. The Company maintains bank accounts in US banks which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant risk on bank deposit accounts. Cash accounts of foreign subsidiaries are maintained on deposit in established financial institutions in their respective jurisdiction. Although these deposits are not subject to FDIC insurance coverage provided in the United States, the Company has not experienced any losses and believes that exposure to such risk is minimized by the quality of the institutions being utilized.

Accounts Receivable

Accounts receivable represent amounts currently due to the Company under contractual obligations for services performed or products sold. When necessary, the Company evaluates and maintains an allowance for these accounts to reduce such balances to the amount deemed collectible. The allowance for doubtful accounts is based on the Company's assessment of collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.

Inventories

Inventory consists of finished goods and is valued at the lower of cost or market using the first-in, first-out method.

Investments

The Company values the equity investments in private companies and restricted stock of public companies using the cost method of accounting. The Company monitors these investments for factors indicating a permanent impairment of value. The Company recognized no impairment loss on investments for the years ended June 30, 2009 and 2008, respectively.

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and any impairment loss where the recoverable amount of the asset is estimated to be lower than its carrying amount. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to working condition for its intended use. Expenditures for additions, improvements and renewals are capitalized and normal expenditures for maintenance and repairs are charged to the income statement whereas significant improvements which materially increase values or extend useful lives are capitalized and depreciated over the remaining estimated useful lives of the related assets. When assets are sold or retired, their cost and accumulated depreciation are removed from the financial statements and any gain or loss resulting from their disposal is included in the income statement. Depreciation is provided using the straight line method over the estimated useful lives of the related assets, ranging from 3 - 5 years, or over the lesser of the term of the lease or the estimated useful life of the assets under lease.

Capitalized Software Development Costs

The Company accounts for software and development costs under SFAS 86, Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed.  All of the Company’s Software related costs pertained to the communications software development segment of the business.  The Company capitalized software costs of $72,250 related to the Company’s interest in Candidsoft.  In 2007, the Company performed an impairment review on its software costs and recorded an aggregate impairment of $69,240 for the software development costs.

Business Combinations

The Company accounts for business combinations in accordance with Statement of Financial Accounting Standard No. 141, "Business Combinations" (SFAS No. 141). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually by comparing carrying value to the respective fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). This pronouncement also requires that the intangible assets with estimated useful lives be amortized over their respective estimated useful lives.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets," the Company tests its goodwill for impairment at least annually by comparing the fair value of these assets to their carrying values. As a result of such tests, the Company may be required to record impairment charges for these assets if in the future their carrying values exceed their fair values.
Other intangible assets are amortized using the straight-line method over their estimated useful period of 10 to 15 years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)

Stock Based Compensation

The Company applies the fair value method of Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensation" (SFAS No. 123R) in accounting for its stock options. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value for each option granted is estimated on the date of the grant using the Black-Scholes option pricing model.

The fair value of all vested options granted has been charged to salaries, wages and benefits in accordance with SFAS No. 123R. Common stock granted to employees, directors, and consultants is charged to operating expense based on the fair value of the stock at the date the stock purchase rights are granted. In accordance with EITF 96-18, the non-employee stock options or warrants are measured at their fair value by using the Black-Scholes option pricing model as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached ("performance commitment date") or the date at which performance is complete ("performance completion date"). The stock-based compensation expenses are recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Accounting for non-employee stock options or warrants which involve only performance conditions when no performance commitment date or performance completion date has occurred as of reporting date requires measurement at the equity instruments then-current fair value. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at exchange rates in effect at the balance sheet date; with the resulting translation adjustments directly recorded to cumulative currency translation adjustment. Income and expense accounts are translated at average exchange rates during the year. Where the U.S. dollar is the functional currency, translation adjustments are recorded in other comprehensive loss.

Impairment of Long-Lived Assets and Other Intangible Assets

The Company reviews the carrying value of its long-lived assets, including indefinite-lived intangible assets consisting primarily of goodwill and telecommunications licenses in China, whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the assets by estimating the future net cash flows expected to result from the assets, including eventual disposition. If the future net cash flows are less than the carrying value of the assets, an impairment loss is recorded equal to the difference between the asset's carrying value and its fair value. As of June 30, 2009 and 2008, the Company recorded impairment of assets for $6,214,574 and $0, respectively.

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)

Leases

The Company leases its office space. Certain leases contain scheduled rent increases, and may include an initial period of free or reduced rent as an inducement to enter into the lease agreement ("rent holidays").The company recognizes rental expense for rent increases and rent holidays on a straight-line basis over the terms of the underlying leases, without regard to when rent payments are made. The calculation of straight-line rent is based on the "reasonably assured" lease term as defined in SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases - an amendment of FASB Statements No. 13, 66 and 91 and a rescission of SFAS Statement No. 26 and Technical Bulletin No. 79-11. This amended definition of the lease term may exceed the initial non-cancelable lease term.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable, capital lease obligation and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Revenue Recognition

Revenue from calling cards, prepaid cellular products and broadband hardware sales are recognized upon delivery or shipment of the hardware to broadband service providers at which time title is passed; there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exits; the sales price is fixed and determinable; and collectability is deemed probable. The Company recognizes revenues based on Gross Revenues Reporting pursuant to EITF 99-19. Revenue from telecommunications services is recognized when the services are provided. Revenue from installation contracts is recognized on the completed contract method. A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications and has been accepted by the customer. Revenue from software communications development is recognized upon completion of installation and delivery to customers at which time title is passed; there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exits; the sales price is fixed and determinable; and collectability is deemed probable.

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenues. Shipping and handling costs invoiced to customers, if any, are included in revenues.

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)

Convertible Debt

Convertible debt with beneficial conversion features, whereby the conversion feature is "in the money" are accounted for in accordance with guidance supplied by Emerging Issues Task Force
("EITF") No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 27, "Application of Issue 98-5 to Certain Convertible Instruments". For convertible debt and related warrants, the recorded debt discount is calculated at the issuance date as the difference between the conversion price and the relative fair value of the common stock into which the security is convertible or exercisable. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to warrants is recorded in additional paid-in capital.

Debt discount resulting from allocation of proceeds to the beneficial conversion feature, it is amortized to other financing charges over the term of the notes from the respective dates of issuance, using the effective yield method. The relative fair value of the beneficial conversion feature of $675,000 has been amortized to other financing charges over the term of the notes from the date of issuance related to the convertible debenture issued for purchase of DTNet.

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

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods ended June 30, 2009 and 2008.

	2009	2008
Warrants issued in conjunction with financing	350,000	563,200
Contingent shares potentially issuable for acquisitions	--	1,137,500
Common stock options	--	48,513

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)

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

NOTE  2  –  GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the years ended June 30, 2009 and 2008, the Company had significant operating losses which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraphs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As shown in the accompanying financial statements, the Company has incurred net losses of approximately $6,370,697 and $5,277,203 for the years ended June 30, 2009 and 2008, respectively. Additionally, during the years ended June 30, 2009 and 2008, the Company has used cash flow in continuing operations of approximately $2,519,395 and $4,170,590. Accumulated deficit amounted to $29,576,504 and $22,483,047 as of June 30, 2009 and 2008, respectively.

Currently, the operations of the Company are funded through collections of its notes receivable from the Flint transaction, issuance of debt and equity instruments and borrowings from related parties. Management’s plans to generate cash flow include continued collections of its notes receivable from the Flint transaction, expanding the Company’s existing operations, as well as through additional acquisitions. Additionally, the Company may raise additional funds by raising additional capital through debt of equity offerings in an effort to fund the Company’s anticipated expansion. There is no assurance additional capital will be available to the Company on acceptable terms.

NOTE 3 - BUSINESS COMBINATIONS

A.	Businesses Owned as of June 30, 2009

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

The allocation of the purchase price was to the estimated value of two licenses issued by the Telecommunication Bureau of Beijing. The licenses permit mobile network telecommunication value-added service, fax storage and forwarding services, certain internet content service, electronic bulletin board service, internet connection service, and call center service.  The licenses expire in 2010.  The Company has assigned a 15 year life to the licenses as it believes these will be renewed for as long as the licenses are required to support the Company’s services.

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 3 - BUSINESS COMBINATIONS (Continued)

The company determined that the value of the license has been fully impaired at June 30, 2009 because the license was not generating current revenue. Accordingly an impairment loss of $3,671,800 was recognized as of June 30, 2009.

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

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 3 - BUSINESS COMBINATIONS (Continued)

The company determined that the value of the software license has been fully impaired at June 30, 2009 because the license was not generating current revenue. Accordingly an impairment loss of $2,542,774 was recognized as of June 30, 2009.

B.	Companies disposed of prior to June 30, 2009

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

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 3 - BUSINESS COMBINATIONS (Continued)

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

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 3 - BUSINESS COMBINATIONS (Continued)

           The following table presents the allocation of the acquisition cost of Dial Tone, including the assets acquired and liabilities assumed, based on their fair value:

Accounts receivable	$45,933
Goodwill	111,826
Total assets acquired	157,759

Total liabilities assumed	None

Net assets acquired	$157,759

6.
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

On January 29, 2009 the Company sold Phone House, Dial Tone, and CVC International, along with StarCom and Cable and Voice for $700,000 cash, $1,800,000 in redeemable preferred stock, Notes Receivable of $4,350,000, and 21,000,000 shares of common stock of Flint Telecom Group Inc. valued at $7,980,000, for a total consideration of $14,830,000. The Company recognized a gain of $4,648,937 on the sale. See Note 17.

NOTE 4 - DISCONTINUED OPERATIONS

Effective January 1, 2008 the Company sold its 70% ownership in Beijing Techview System Engineeering Co., Ltd. Techview is a design and installation company headquartered in Beijing China.

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

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 4 - DISCONTINUED OPERATIONS (Continued)

On January 29, 2009 the Company sold Cable and Voice, Star Com, Dial Tone, CVC International, and Phone House which operated in the United States in the telecommunications services, calling card distribution, and advanced hardware distribution segments.

      The Company recognized a gain of $4,648,937 on the sale for the year ended June 30, 2009.
The following summarizes the combined operating results of these six subsidiaries and DT Net Technologies for the years ended June 30, 2009 and 2008 (through the respective dates of sale or termination), classified as discontinued operations for all periods presented.

	2008	2009
Revenue	$36,124,404	$33,854,335
Cost of revenues	35,362,995	33,136,429
Gross profit	761,409	717,906
Expenses	1,355,215	730213
Other income	318,689	262,323
Net income (loss)	$(275,117)	$250,016

NOTE 5 - PROPERTY AND EQUIPMENT

Major categories of property and equipment at June 30, 2009 and 2008 were as follows:

	2009	2008

Computer equipment	$266,217	$428,682
Furniture, fixtures and equipment	265,657	297,896
Motor vehicles	61,448	15,338

Less: accumulated depreciation and amortization	(211,677)	(152,962)

Total property and equipment	$381,645	$588,954

The Company leased a computer information integration system under a capital lease (see Note 7). The cost of the capital lease included in computer equipment was $119,063 and $Nil, respectively as of June 30, 2009 and 2008. Accumulated depreciation of the leased assets as of June 30, 2009 was $38,034.

For the years ended June 30, 2009 and 2008 depreciation expense totaled $127,013 and $55,281, respectively.

As of June 30, 2009, all furnishing and equipment located in United States amounting to $226,624 were pledged by the Company to secure notes payable (see Note 8).

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), the Company performs an evaluation of the fair values of its operating segments annually, and more frequently if an event occurs or circumstances change that may indicate that the fair value of a reporting unit is less than the carrying amount.

The Company’s balance sheet reflects goodwill of $6,009,404 and $10,450,466 as of June 30, 2009 and 2008, respectively.

During the years ended June 30, 2009 and 2008, the Company did not capitalize any costs related to internal software development.  The Company recorded amortization expense related to the internal software development costs placed in service as of January 18, 2006, the acquisition date of Candidsoft.

Other identifiable intangible assets consist of the acquired licenses to provide telecom services in certain districts within China, capitalized software, and a patent. Other intangible assets as of June 30, 2009 and 2008 are as follows:

	Lives	2009	2008

Telecom licenses	15 Years	$-	$5,007,000
Software licenses	15 Years	-	2,974,293
Computer software	10 Years	-	125,249
Patent – software	10 Years	49,000	-
Total		49,000	8,106,542
Less accumulated amortization		(7,104)	(1,142,224)
		$41,896	$6,964,318

For the years ended June 30, 2009 and 2008 amortization expense totaled $466,701 and  $532,424,  respectively.

The company determined the values of the telecom license and the software license has been fully impaired at June 30, 2009 because the Company had experienced delays in implementation and the licenses were not generating current revenue. Accordingly an impairment loss of $3,671,800 and $2,542,774 respectively, were recognized June 30, 2009. The total loss recognized amounted to $6,214,574 for the year ended June 30, 2009.

NOTE 7 –CAPITAL LEASE OBLIGATIONS

	2009	2008

Capital lease obligation bearing an interest rate of 6.676% per annum	$77,958	$-
Less: Current portion of capital lease obligation	(38,184)	-
Non-current portion of capital lease obligation, less current portion	$39,774	$-

NOTE 7 –CAPITAL LEASE OBLIGATIONS(Continued)

Future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of June 30, 2009 are as follows:

Year ending June 30,
2010	$40,733
2011	40,733
2012	1,697
Total minimum lease payments	83,163
Less: amount representing interest	(5,205)
Present value of net minimum lease payments	77,958
Less: current portion of capital lease obligation	(38,184)

Non-current portion capital lease obligation	$39,774

The term of the capital lease entered into during 2009 is 3 years. Interest rate is fixed at the contract date.

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 8 –NOTES PAYABLE

The Company’s notes payable to financial institutions and third parties consist of the following as of:

	June 30	June 30
	2009	2008

Note payable to a third party with interest at 12% and collateralized by certain assets held by a related party. The note is due on demand. Additionally, this note included detachable warrants to purchase 560,000 shares of the Company’s common stock, which expired May 31, 2006.	$25,614	$50,112

Note payable to an individual, due on demand. Interest accrues at 12% and is payable monthly. The note is collateralized by certain assets held by a related party and has detachable warrants to purchase 22,400 shares of CHVC’s common stock.	-	5,000
Note payable to an individual, interest accrues at 24% and is payable monthly. The note is collateralized by certain assets held by a related party, and is due on demand.	50,000	50,000
Note payable to an equipment vendor due May 1, 2011 at 12% interest secured by computer equipment of DTNet Technologies. The Company anticipates early payoff of this debt and accordingly has classified it as a current liability.	-	53,540

Note payable to an individual due October 5, 2009 with interest at 18% and collateralized by certain assets held by a related party.	47,000	50,000

Note payable to an individual due July 31, 2010 without interest and collateralized by certain Company Stock.	200,000	-

Less discounts	-	-

Subtotal	322,614	208,652
Less current portion	305,947	158,652

Long Term Debt	$16,667	$50,000

NOTE 8 –NOTES PAYABLE (Continued)

The Company’s notes payable to related parties consist of the following as of:

	June 30	June 30
	2009	2008

Company’s VCG Technologies, Inc., d/b/a DTNet Technologies subsidiary was payable to a related party due December 31, 2008 with interest at 8%. The note was secured by all of the common stock of the Company’s DTNet subsidiary.	$-	$310,423

Notes Payable to investment entities controlled by a related party with interest at 18% and due on August 15, 2010. The notes are secured by certain assets of the Company.	341,000	-

	.	.
	341,000	310,423
Less current portion	-	310,423

Long term debt	$341,000-	$-

The future maturities of the notes payable to third parties and related parties are as follows:

2009	205,945
2010	457,669
2011	-
2012	-

Total	$663,614

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 9 –EQUITY

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

Preferred shares issued during the years ended June 30, 2009 and 2008 are as follows:
	2009		2008
Category	Number of Shares	Value	Number of Shares	Value
Issuance in exchange for Preferred Dividends	-	-	382	$382,000
Issued in exchange for Common Stock	2,000	$800,000	-	-
In connection with disposition of stock in certain subsidiaries (Note 16)	1,250	361,243	-	-
For conversion of $649,000 in debt	-	-	1,298	648,999
Total	3,250	$1,161,243	1,680	$1,030,999

On March 31, 2008 and June 30, 2008, an affiliated entity of the Company assumed certain debts of the Company totaling $424,000 and $225,000 in exchange for 848 shares and 450 shares of Series A Preferred Stock in the Company.

During the year ended June 30, 2008, the Company issued 382 shares of Series A Preferred Stock for accrued dividends to related parties.

On September 20, 2007, certain common stock warrants were exercised which resulted in an exchange of 442,963 common stock shares for 152 shares of preferred stock.

On December 31, 2007, the Company redeemed 448 shares of the Company’s Series A Preferred Stock for $882,000 cash and the issuance of 620,000 shares of common stock from an affiliated entity.

On March 31, 2008 the Company redeemed 625 shares of the Company’s Series A Preferred Stock in exchange for 3,245,000 shares of company common stock, 500,000 of which shares were issued to an affiliated entity.

On June 30, 2008, the Company redeemed 425 shares of Series A Preferred stock for $400,000 and 105,000 shares of common stock from an affiliated entity.

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 9 –EQUITY (Continued)

On September 30, 2008, the Company redeemed 455 shares of Series A Preferred Stock for $454,500 from an affiliated entity.

On December 31, 2008, the Company redeemed 207 shares of Series A Preferred stock for $206,500 from affiliated entities.

On March 31, 2009, the Company redeemed 399 shares of Series A Preferred stock for $399,000 from affiliated entities.

On June 30, 2009 the Company redeemed 245 shares of Series A Preferred Stock for $245,095 from affiliated entities.

Common Stock

During the years ended June 30, 2009 and 2008, the Company issued common stock as follows:

	2009		2008
Category	Number of Shares	Value	Number of Shares	Value

Services	1,492,500	$356,705	1,435,000	$1,337,600
Net cash invested	9,752,791	1,279,224	37,362,487	8,448,911
Assets exchanged			150,000	81,000

In connection with acquisitions	1,091,500	354,550	4,306,431	5,811,316
Cancellation of debt in 2008 and $5000 of debt in 2009	27,200	5,000	637,356	637
In exchange for shares of Series A Preferred Stock plus $50,375 of accrued dividends.			4,509,460	629,875
Issued in connection with Flint transaction (Note 17)	15,000,000	3,150,000	0	0
Total	27,363,991	$5,145,479	48,400,734	$16,309,339

During the year ended June 30, 2008, the Company issued 23,649,663 common shares pursuant to a stock offering under SEC Regulation S. The Company hereby discloses that the shares would have had a value of approximately $15,420,870 had the shares been sold on the OTC (Pink Sheets) market, that discounts and commissions would total $10,794,609, and net proceeds received by the Company were $4,626,261.

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 9–EQUITY (Continued)

During the year ended June 30, 2009, the Company issued 5,572,958 common shares pursuant to a stock offering under SEC Regulation S.  The Company hereby discloses that the shares would have had a value of approximately $2,182,113 had the shares been sold on the OTC (Pink Sheets) market, that discounts and commissions would total $1,527,479, and net proceeds received by the Company were $645,634.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Litigation

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

During the year ended June 30, 2009 the 3,000,000 shares of common stock were returned to StreamJet, the $1,500,000 note receivable was repaid and the $1,500,000 long term contingent liability was eliminated.

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases

The Company’s rent expense amounted to $7,745 and $190,016 for the years ended June 30, 2009 and 2008. The Company didn’t have any long-term non-cancelable lease commitments for its offices, warehouse and other facilities.  There were no minimum rental commitments under non-cancelable long-term operating leases within the next five years.

NOTE 11 - RELATED PARTY TRANSACTIONS

Related Party Payables

A company owned or controlled by a major shareholder, director and officer of CHVC has loaned funds to the Company secured by all of the assets of the Company.  These advanced funds are due on demand and bear interest at 18%.  The balance as of June 30, 2009 and 2008 was $322,784 and $303,790, respectively.

An individual who is an employee and/or director of the Company has advanced funds to the Company on unsecured terms bearing interest at 8%. The balance on these advances was $6,990 and $13,990 as of June 30, 2009 and 2008, respectively.

An employee of one of the Company’s China subsidiaries has advanced funds to the Company on unsecured terms. This advance does not bear interest. The balance due on this advance was $73,048 and $72,671 as of June 30, 2009 and June 30, 2008.

       Related Party Notes Payables

As  disclosed  in  Note  8,  in  connection   with  the  Company's  acquisition of its DTNet subsidiary,  the Company was indebted to a Company  controlled  by the former  owners of DTNet.  One of those owners remains a major shareholder, director, officer and employee of CHVC.  The note was secured by all of the common stock of DTNet and bears interest at 8% and matured on December  31,  2008.  The balance on that note was $310,423 as of June 30, 2008. This note was a liability of the DT Net subsidiary which was sold during the year ended June 30, 2009.

As disclosed  in  Note  8,  notes payable of $341,000 were issued during the quarter to  investment entities controlled by a related party.  The notes are secured by certain assets of the Company and bear interest at 18% per annum and are due on August 15, 2010.

    Interest paid under these notes was $111,898 and $81,000 for the years ended June 30, 2009 and 2008.

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 11 - RELATED PARTY TRANSACTIONS (Continued)

Related Parties receivables

As of June 30, 2009 and 2008, the Company had the loaned $92,300 to Wrio as discussed below under Joint Venture.

Agency Agreement

A Corporation controlled by Hin Hiong Khoo, an officer and director, acts as agent for the Company by holding a Singapore bank account and shares of Vastland for the benefit of the Company.

Joint Venture

The Company has entered into a joint venture with WRIO, Corp., dated May 31, 2006, wherein WRIO, Corp. and the Company, through contributions of $1,000 each, are 50/50 partners in the exploitation of wireless broadband technology owned by WRIO, Corp. in China.  WRIO, Corp is controlled by an officer and director of the Corporation.  No revenues were earned under this joint venture during 2008 and 2007, accordingly, no revenues or expense have been reflected in these financial statements. In addition, the Company has loaned $92,300 to Wrio as of June 30, 2009 and 2008.

Preferred Stock

As disclosed Note 9, all of the Company’s preferred stock shares are directly or indirectly owned by entities that are owned or controlled by an officer and director of the Company.  As such, this officer has all voting rights relating to this class of stock.

Guarantees

As disclosed in Note 8, certain of the Company’s notes payable due to third parties have been guaranteed by companies owned or controlled by an officer and director of the Company.

NOTE 12 - CONCENTRATION OF RISK

Major Customers – The Company relied on one customer for approximately $600,000 and $ 0 of revenue, representing approximately 79% and 0% of total revenues for the years ended June 30, 2009 and 2008 respectively. At June 30, 2009 accounts receivable from this customer was $600,000.

Assets in Foreign Country – The Company has assets related to its China operations which are located in the Peoples Republic of China.  Assets held outside of the United States were as follows:
	June 30, 2009	June 30, 2008

Tangible assets	$900,587	$345,230

Goodwill and other identifiable intangible assets	6,051,300	12,851,598

Total assets	$6,951,887,	$13,196,828

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 13 – INCOME TAXES

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

Like its predecessor, the EIT Law mainly provides a framework for general income tax provisions. There are currently divergent views on how the EIT Law will be implemented. Details on the definition of numerous terms as well as the interpretation and specific application of various provisions are left to the detailed implementing regulations and supplementary tax circulars, which are still being issued. The Company’s ultimate effective tax rate will depend on many factors, including but not limited to, whether certain of the Company’s subsidiaries in China will receive the new and high technology enterprise status under the new criteria.

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 13 – INCOME TAXES (Continued)

The current and deferred portion of income tax expenses of the Company’s China subsidiaries, which were included in the consolidated statements for the periods presented have no significant deferred tax assets or liabilities and the statutory rate and effective rate for China operations approximates 30%.

Income tax expense for 2009 and 2008 is summarized as follows:

	2009	2008

Current	$ 85,711	$-
Deferred	-	-
	$ 85,711	$-

The following table represents the effective tax rate of the Company:

	June 30, 2009	June 30, 2008

Loss from operations	$ <6,370,697>	$ <5,277,203>

Tax benefit:
Federal current	-	-
Federal deferred	-	-
U.S. State	-	-
Foreign	-	-

Total tax benefit	$-	$-

Effective tax benefit rate	0.0%	0.0%

The difference between the tax benefit rate and the statutory benefit rate is as follows:

	June 30, 2009	June 30, 2008

Statutory benefit rate	34.0%	34.0%

Non taxable income	(34.0%)	(34.0%)

Effective tax benefit rate	0.0%	0.0%

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 13 – INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	June 30, 2009	June 30, 2008

Deductible temporary differences:
U.S. federal deferred operating loss	$3,849,746	$3,608,074
State deferred operating loss	337,799	350,300
Foreign deferred operating loss	129,032	106,923

Less: valuation allowance	<4,316,577>	<4,065,297>

Total tax assets	$-	$-

At June 30, 2009, the Company had carry forward losses for income tax purposes of approximately $10,263,960 that may be offset against future taxable income.  Due to the uncertainty regarding the success of future operations, management has recorded a valuation allowance equal to 100% of the resultant deferred tax asset.

The carry forward losses expire in future years through 2029 as follows:

Expiration Year	Amount

2025	$109,872
2026	1,499,867
2027	4,790,794
2028	3,863,427

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 14 – STOCK BASED COMPENSATION

The Company has granted stock options through certain informal stock option plans to employees.  These options vest monthly as earned with no expiration date.

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

Stock-based compensation cost of $Nil and $Nil for the year ended June 30, 2009 and 2008, respectively.  Related deferred income tax asset was $Nil as of June 30, 2009 and 2008.

The following table summarizes the allocation of stock-based compensation expense under SFAS 123R:

	June 30, 2009	June 30, 2008

Selling, general and administrative	$0	$0
Total stock-based compensation expense included in operating expenses	$0	$0
Total stock-based compensation expense	$0	$0

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

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 14 – STOCK BASED COMPENSATION (Continued)

Prior to adoption of SFAS 123R, all tax benefits from deductions resulting from the exercise of stock options were presented as operating cash flows in the Cash Flow Statement.  SFAS 123R requires the cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows.  Excess tax benefits aggregating $Nil were reported in Financing Activities for the quarters ended June 30, 2009 and 2008.

A summary of options granted and outstanding is presented below:

June 30, 2009 and 2008
	Number of options	Weighted average exercise price
Outstanding at beginning of period	48,513	$0.50
Granted	-	-
Exercised	-	-
Forfeited	48,513	0.50

Outstanding at end of period	-	$-

Exercisable at end of period	-	$-

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 15 – WARRANTS

The Company has issued warrants to purchase its common stock in connection with financing transactions.  As of June 30, 2009, the warrants are exercisable and have terms as follows:

	Exercise Price per Share	Termination Date	In connection with financing transactions	Shares

	$0.40	July 2009	350,000	350,000

Total			350,000	350,000

As of June 30, 2008, the warrants are exercisable and have terms as follows:

	Exercise Price per Share	Termination Date	In connection with financing transactions	Shares

	$0.40	July 2009	350,000	350,000
	$0.40	January 2009	213,200	213,200

Total			563,200	563,200

NOTE 16 – DISPOSITION OF CERTAIN SUBSIDIARIES

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

NOTE 17 – TRANSACTION WITH FLINT TELECOM GROUP INC.

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

The Company received total consideration of $500,000 cash and 21,000,000 shares of Restricted Common Stock of FLTT at the January 29, 2009 closing. In addition, the Company has received payments of $700,000, for a total cash payment of  $1,200,000 cash and  $1,800,000 worth of FLTT Preferred Stock, along with FLTT’s non interest bearing Promissory Note for $7,000,000 payable in three equal installments on December 31, 2009, July 31, 2010, and December 31, 2010  FLTT has redeemed $550,000 worth of Preferred Stock and is obligated to redeem $250,000 worth per month on the 15th day of July through November, 2009. The total consideration is $1,200,000 cash, $1,800,000 of redeemable Preferred Stock the, $7,000,000 Promissory Note and 21,000,000 shares of Restricted Common Stock of FLTT, valued at $7,980,000, for a total consideration of $17,980,000. The Company has allocated $3,150,000 of the total consideration for the issuance of stock and $14,830,000 to the sale of the subsidiaries and recognized a gain of $4,648,937.  The Company has deferred a gain of $3,850,000 as of June 30, 2009 until the receipt of the proceeds of the $7,000,000 Promissory Note is no longer uncertain. The $7,000,000 is due from FLTT in three equal installments on December 31, 2009, July 31, 2010 and December 31, 2010.

As of June 30, 2009 the Company’s investment in FLTT represented 29.5% of the ownership of FLTT. The Company accounts for its interest in FLTT under the equity method of accounting. Accordingly, the Company reports its portion of the $4,871,975 FLTT loss for the period from January 29, 2009 to June 30, 2009, $1,408,434 as a loss in the Company’s year ended June 30, 2009.

NOTE 18 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through October 13, 2009 (the issue date of the Company's consolidated financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements.