Form 10-Q
period 2009-09-30
China Voice Holding Corp.
filed 2009-11-30
CIK 1333491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2009: 185,409,438 shares of common stock.
PART I — FINANCIAL INFORMATION Item 1. Financial Statements CHINA VOICE HOLDING CORP.

Condensed Consolidated Balance Sheets September 30, 2009 and June 30, 2009

	September 30, 2009	June 30, 2009
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$70,437	$185,420
Accounts receivable, net	613,356	577,768
Inventories	115	115
Prepaid expenses and other current assets	150,771	53,247
Related party receivables	116,599	92,300
Total current assets	951,278	908,850

Long-term assets:
Note receivable	3,850,000	3,850,000
Investment in an affiliate	6,788,442	7,821,566
Property and equipment, net	368,125	381,645
Other assets	15,000	15,000
Goodwill	6,009,404	6,009,404
Other intangible assets, net	39,196	41,896

Total assets	$18,021,445	$19,028,361

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued expenses	$413,250	400,464
Related party payables	80,115	80,038
Current portion of long term debt, net of debt discount	244,000	305,947
Current portion of capital lease obligation	48,367	38,184
Current portion of related party notes	617,000	-
Total current liabilities	1,402,733	824,633

Long-term liabilities
Long-term debt, net of current portion	-	16,667
Related party payables	322,784	322,784
Capital lease obligation, net of current portion	29,591	39,774
Non-current portion of related party notes	-	341,000
Deferred gains on disposal of six subsidiaries	3,850,000	3,850,000
Long-term contingent liabilities	-	-

Total liabilities	5,605,107	5,394,858

Equity		September 30, 2009 (unaudited)	June 30, 2009
	Common stock: par value $0.001; 400,000,000
	shares authorized; 185,409,438 and 185,273,438 shares issued
	at September 30, 2009 and June 30, 2009, respectively	185,409	185,273
	Series A preferred stock-par value $0.001
	20,000 shares authorized: 5,248 shares issued both	5	5
	at September 30, 2009 and June 30, 2009, respectively
	(liquidation value of $5,248,000 on both
	September 30, 2009 and June 30, 2009, respectively)
	Subscriptions receivable	(3,150,000)	(3,150,000)
	Additional paid-in capital	46,441,634	46,401,473
	Accumulated deficit	(30,825,963)	(29,576,504)
	Cumulative currency translation adjustment	(203,447)	(205,575)
	Total stockholders' equity	12,447,638	13,654,672

	Noncontrolling interests	(31,300)	(21,168)
	Total stockholders' equity	12,416,338	13,633,504
	Total liabilities and equity	$18,021,445	$19,028,361

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA VOICE HOLDING CORP.

Condensed Consolidated Statements of Operations
For the Three months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Sales	$13,423	$95,985
Cost of revenues	18,318	181,181

Gross loss	(4,895)	(85,196)

Operating expenses:
Professional fees	108,223	-
Other selling, general and administration expenses	191,067	1,040,265
Depreciation	24,206	12,947
Total operating expenses	323,497	1,053,212

Loss from operations	(328,392)	(1,138,408)

Other income (expenses)
Tax credit	-	2,035
Interest income	26	7,140
Interest expense	(61,137)	(25,080)
Other nonoperating income (expense)	120,440	15,357
Total other income (expense)	59,329	(548)

Loss before income taxes, loss on equity investment
and noncontrolling interest	(269,063)	(1,138,956)

Income tax expenses	-	-

Loss before loss on equity investment and noncontrolling interest	(269,063)	(1,138,956)

Loss on equity investment	(839,361)	-

Net loss from continuing operations	(1,108,424)	(1,138,956)

Discontinued operations
Income on discontinued operations, net of tax	-	270,352
Net income from discontinuing operations	-	270,352

Net loss	(1,108,424)	(868,604)

Less: Net loss attributable
to noncontrolling interest	(11,277)	(977)

Net loss before preferred dividend	(1,097,147)	(869,581)

Preferred dividend	(152,312)	(149,300)

Net loss attributable to common stockholders	(1,249,459)	(1,018,881)

Other comprehensive loss
Total foreign currency translation gain	3,274	-
Less: foreign currency translation gain attributable to noncontrolling interests	1,146	-
Foreign currency translation gain attributable to common stockholders	2,128	-

Comprehensive loss attributable to common stockholders	$(1,247,331)	$(1,022,073)
Net loss attributable to common stockholders per common share - basic and diluted

Net loss from continuing operations per shares - basic and diluted	$(0.01)	$(0.01)
Net income from discontinued operations per shares - basic and diluted	0.00	0.00
Net loss attributable to
common stockholders per common share - basic and diluted	$(0.01)	$(0.01)

Common shares used in calculation per share data- basic and diluted	185,259,856	159,504,202

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA VOICE HOLDING CORP.

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Operating activities
Net loss	$(1,097,147)	$(869,581)
Loss from discontinued operations	-	(270,352)
Loss from continuing operations	(1,097,147)	(599,229)
Adjustments to reconcile net loss to net cash used in operations activities operating activities:
Depreciation and amortization	26,906	169,244
Common shares issued for services	35,567	42,500
Loss on equity investment	839,361	-
Loss from disposal of property and equipment	-	164,224
Net income attributable to noncontrolling interest	(11,277)	977
Change in operating assets and liabilities
Accounts receivable	(35,588)	(514,189)
Inventories	-	115,683
Prepaid expenses and other current assets	(97,524)	(39,407)
Other assets	-	(26,741)
Related party receivables	(24,299)	(32,671)
Accounts payable and accrued expenses	12,785	169,214
Other current liabilities	-	24,278
Total adjustments	745,931	73,113
Net cash used in operating activities of continuing operations	(351,216)	(526,116)
Net cash used in operating activities of discontinuing operations	-	(270,352)
Net cash used in operating activities	(351,216)	(796,468)

Investing activities
Purchase of property and equipment	(10,540)	(197,323)
Repayment of redeemable preferred stock from affiliate	193,763	-
Net cash provided by (used in) investing activities of continuing operations	183,223	(197,323)
Net cash used in investing activities of discontinuing operations	-	-
Net cash provided by (used in) investing activities	183,223	(197,323)

Financing activities
Net increase (decrease) in:
Repayments of long term debt	(78,614)	(35,066)
Redemption of preferred stock to related parties	-	(454,500)
Proceeds from issuance of common stock, net of issuance costs	4,730	512,636
Proceeds from related party notes	276,000	-
Payment of preferred dividends	(152,312)	(149,300)

Net cash (used in) provided by financing activities of continuing operations	49,804	(126,230)

Effect of exchange rate on changes in cash	3,206	-
Net decrease in cash and cash equivalents	$(114,983)	$(1,120,021)
Cash and cash equivalents - beginning of period	185,420	2,096,070
Cash and cash equivalents - end of period	$70,437	$976,049

Supplemental cash flow information
Interest paid	$61,137	$25,080
Income taxes paid	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements

Three Months Ended September 30, 2009 and 2008

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

CHINA VOICE HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)

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

Basis of Consolidation – The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of China Voice Holding Corp (“CHVC”), VoIUM Technologies, LTD (“VoIUM”), Sino-Connection Corp. (“Sino-Connection”), Voium USA Inc. (“Voium USA”), SteamJet Net, Inc. (“SJN”), Sino Beyond Ltd. (“SBL”), Vastland Holding Beijing Co. Ltd.,  and East West Global Communications, Inc. (“EWGC”). The Company additionally consolidated the financial statements of Candidsoft Technologies Co, Ltd of Beijing (“Candidsoft”) for which the Company owned a 65% interest for the three months ended September 30, 2009 and 2008. The financial statements include consolidated income information for Communications Business Services Corp. (“CBSC”), China Voice Communications Corp (“CVCC”), VCG Technologies (“VCG”), Cable & Voice Corporation (“Cable & Voice”), StarCom Alliance Inc. (“StarCom”), Dial Tone Communications (“Dial Tone”), CVC International Inc. (“CVC International”), and Phone House Inc. (“Phone House”) only through the date of disposition. All intercompany accounts and transactions have been eliminated in consolidation. The results of subsidiaries acquired or disposed of during the respective periods are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal, as appropriate. The portion of the income applicable to non-controlling interests in subsidiary undertakings is reflected in the consolidated statements of operations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements  and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisiting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2009, the results of operations for the three-month periods ended September 30, 2009 and 2008, and cash flows for the three months ended September 30, 2009 and 2008.  The results for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2010.

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

Reclassifications - The Company has reclassified certain prior period amounts to conform to the current period's presentation.

CHINA VOICE HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)

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

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Management does not believe that there are any other recently-issued accounting pronouncements, but not yet effective accounting standards, which could have a material effect on the accompanying financial statements.

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

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

Investments

The Company values the equity investments in private companies and restricted stock of public companies using the cost method of accounting. The Company monitors these investments for factors indicating a permanent impairment of value. The Company recognized no impairment loss on investments for the three months ended September 30, 2009 and 2008, respectively.

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

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

Capitalized Software Development Costs

The Company accounts for software and development costs under SFAS 86 [FASB ASC-985-20], Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed.  All of the Company’s Software related costs pertained to the communications software development segment of the business.  The Company capitalized software costs of $72,250 related to the Company’s interest in Candidsoft.  In 2007, the Company performed an impairment review on its software costs and recorded an aggregate impairment of $69,240 for the software development costs.

Business Combinations

The Company accounts for business combinations in accordance with Statement of Financial Accounting Standard No. 141(R) [FASB ASC 805], "Business Combinations". SFAS No. 141(R) [FASB ASC 805] requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 [FASB ASC 805] requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually by comparing carrying value to the respective fair value in accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) [FASB ASC 350]. This pronouncement also requires that the intangible assets with estimated useful lives be amortized over their respective estimated useful lives.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards No.142 [FASB ASC 350], "Goodwill and Other Intangible Assets," the Company tests its goodwill for impairment at least annually by comparing the fair value of these assets to their carrying values. As a result of such tests, the Company may be required to record impairment charges for these assets if in the future their carrying values exceed their fair values.
Other intangible assets are amortized using the straight-line method over their estimated useful period of 10 to 15 years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)

Stock Based Compensation

The Company applies the fair value method of Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensation" (SFAS No. 123R) [FASB ASC 718] in accounting for its stock options. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value for each option granted is estimated on the date of the grant using the Black-Scholes option pricing model.

The fair value of all vested options granted has been charged to salaries, wages and benefits in accordance with SFAS No. 123R [FASB ASC 718]. Common stock granted to employees, directors, and consultants is charged to operating expense based on the fair value of the stock at the date the stock purchase rights are granted. In accordance with EITF 96-18 [FASB ASC 505-50], the non-employee stock options or warrants are measured at their fair value by using the Black-Scholes option pricing model as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached ("performance commitment date") or the date at which performance is complete ("performance completion date"). The stock-based compensation expenses are recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Accounting for non-employee stock options or warrants which involve only performance conditions when no performance commitment date or performance completion date has occurred as of reporting date requires measurement at the equity instruments then-current fair value. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at exchange rates in effect at the balance sheet date; with the resulting translation adjustments directly recorded to cumulative currency translation adjustment. Income and expense accounts are translated at average exchange rates during the period. Where the U.S. dollar is the functional currency, translation adjustments are recorded in other comprehensive loss.

Impairment of Long-Lived Assets and Other Intangible Assets

The Company reviews the carrying value of its long-lived assets, including indefinite-lived intangible assets consisting primarily of goodwill and telecommunications licenses in China, whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the assets by estimating the future net cash flows expected to result from the assets, including eventual disposition. If the future net cash flows are less than the carrying value of the assets, an impairment loss is recorded equal to the difference between the asset's carrying value and its fair value. As of September 30, 2009 and 2008, the Company recorded no impairment of assets.

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)

Leases

The Company leases its office space. Certain leases contain scheduled rent increases, and may include an initial period of free or reduced rent as an inducement to enter into the lease agreement ("rent holidays").The company recognizes rental expense for rent increases and rent holidays on a straight-line basis over the terms of the underlying leases, without regard to when rent payments are made. The calculation of straight-line rent is based on the "reasonably assured" lease term as defined in SFAS No. 98 [FASB ASC 840-40], Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases - an amendment of FASB Statements No. 13, 66 and 91 and a rescission of SFAS Statement No. 26 and Technical Bulletin No. 79-11 [FASB ASC 840-40]. This amended definition of the lease term may exceed the initial non-cancelable lease term.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable, capital lease obligation and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Revenue Recognition

Revenue from calling cards, prepaid cellular products and broadband hardware sales are recognized upon delivery or shipment of the hardware to broadband service providers at which time title is passed; there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exits; the sales price is fixed and determinable; and collectability is deemed probable. The Company recognizes revenues based on Gross Revenues Reporting pursuant to EITF 99-19 [FASB ASC 605-45]. Revenue from telecommunications services is recognized when the services are provided. Revenue from installation contracts is recognized on the completed contract method. A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications and has been accepted by the customer. Revenue from software communications development is recognized upon completion of installation and delivery to customers at which time title is passed; there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exits; the sales price is fixed and determinable; and collectability is deemed probable.

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenues. Shipping and handling costs invoiced to customers, if any, are included in revenues.

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)

Convertible Debt

Convertible debt with beneficial conversion features, whereby the conversion feature is "in the money" are accounted for in accordance with guidance supplied by Emerging Issues Task Force
("EITF") No. 98-5 [FASB ASC 470-20], "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 27, "Application of Issue 98-5 to Certain Convertible Instruments". For convertible debt and related warrants, the recorded debt discount is calculated at the issuance date as the difference between the conversion price and the relative fair value of the common stock into which the security is convertible or exercisable. The fair value of the financial instruments related to warrants associated with convertible promissory notes was determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to warrants is recorded in additional paid-in capital.

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

Net Income (Loss ) per Share

The Company follows the guidelines of Statement of Financial Accounting Standards No. 128, “Earnings per share” (“SFAS No. 128”) [FASB ASC 260-10] in calculating its loss per share.  SFAS No. 128 [FASB ASC 260-10],  states basic and diluted earnings per share are based on the weighted average number of common shares and equivalent common shares outstanding during the period.  Common stock equivalents for purposes of determining diluted earnings per share include the effects of dilutive stock options, warrants and convertible securities.  The effect on the number of shares of such potential common stock equivalents is computed using the treasury stock method or the if-converted method, as applicable.  The Company has excluded all outstanding stock options and warrants as well as shares issued upon conversion of debt from the calculation of diluted loss per share because these securities are anti-dilutive.

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the three months ended September 30, 2009 and 2008.

	For the three months ended September 30,	For the three months ended September 30,
	2009	2008
Warrants issued in conjunction with financing	350,000	563,200
Contingent shares potentially issuable for acquisitions	--	950,000
Common stock options	--	48,513

CHINA VOICE HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109 [FASB ASC 740], the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

Segmental Reporting

SFAS No. 131 [FASB ASC 280],“Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. In January 2009, sold six subsidiaries which operated in the United States in the telecommunications services, calling card distribution, and advanced hardware distribution segments. The Company continues to have business operations in the communications software development segment in China. Accordingly, the Company operates in one business segment.

NOTE  2  –  GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended September 30, 2009 and 2008, the Company had significant operating losses which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraphs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As shown in the accompanying financial statements, the Company has incurred net losses of approximately $1,097,147 and $869,581 for the three months ended September 30, 2009 and 2008, respectively. Additionally, during the three months ended September 30, 2009 and 2008, the Company has used cash flow in continuing operations of approximately $351,216 and $526,116. Accumulated deficit amounted to $ 30,825,963 and $29,576,504 as of September 30, 2009 and June 30, 2009, respectively.

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

NOTE 3 - BUSINESS COMBINATIONS

A.	Businesses Owned as of September 30, 2009

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

CHINA VOICE HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)

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

CHINA VOICE HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 3 - BUSINESS COMBINATIONS (Continued)

The Company determined that the value of the software license has been fully impaired at June 30, 2009 because the license was not generating current revenue. Accordingly an impairment loss of $2,542,774 was recognized as of June 30, 2009.

B.	Companies disposed of prior to September 30, 2009

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

2.
Effective December 31, 2006, the Company acquired 100% of the common stock of VCG Technologies Inc. (“VCG”), a value added distributor of advanced broadband products and services company headquartered in Florida.  The purchase price was $2,150,000 in current consideration paid by issuance of 1,000,000 shares of the Company’s common stock and notes payable for $1,000,000.  In addition, the total purchase price also includes contingent consideration of 1,000,000 shares of the Company’s common stock issuable upon the attainment of certain performance milestones, of which 595,360 were issued in satisfaction of the contingent consideration. The Company has valued the equity of VCG at $2,150,000 upon acquisition plus $509,521 (595,360 common shares) of contingent consideration for a total of $2,659,521.

CHINA VOICE HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 3 - BUSINESS COMBINATIONS (Continued)

The following table presents the allocation of the acquisition cost of VC, including the assets acquired and liabilities assumed, based on their fair value:
Goodwill	$2,811,028

Liabilities assumed	(151,507)

Net assets acquired	$2,659,521

Effective on November 1, 2008, the Company sold its VCG subsidiary by transferring stock in the subsidiary to a related party. The excess of liabilities of the subsidiaries over the asset values, was treated as additional paid in capital on the Series A Preferred stock. As a result of this transaction no gain or loss was recognized.

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

CHINA VOICE HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)

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

On January 29, 2009 the Company sold Phone House, Dial Tone, and CVC International, along with StarCom and Cable and Voice for $700,000 cash, $1,800,000 in redeemable preferred stock, Notes Receivable of $4,350,000, and 21,000,000 shares of common stock of Flint Telecom Group Inc. valued at $7,980,000, for a total consideration of $14,830,000. The Company recognized a gain of $4,648,937 on the sale. See Note 16.

NOTE 4 - DISCONTINUED OPERATIONS

On November 1, 2008 the Company disposed of its ownership interest in two wholly owned subsidiaries, CVC Communications Corp and VCG Technologies Inc. (“VCG”) by transferring stock in the subsidiaries to a related party. In addition to transferring the stock, the Company also issued 1,250 shares of Series A Preferred stock to the transferee. The excess of liabilities of the subsidiaries over the asset values, $361,243, was treated as additional paid in capital on the Series A Preferred stock.
	For the three months ended September 30,	For the three months ended September 30,
	2009	2008
Revenue	--	15,868,367
Cost of revenues	--	15,588,760
Gross profit		279,607
Expenses	--	251,884
Other income	--	242,692
Net income (loss)	--	270,352

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 5 - PROPERTY AND EQUIPMENT

Major categories of property and equipment at September 30, 2009 and June 30, 2009 were as follows:

	September 30, 2009	June 30, 2009

Computer equipment	$516,924	$266,217
Furniture, fixtures and equipment	25,665	265,657
Motor vehicles	61,513	61,448

Less: accumulated depreciation and amortization	(235,977)	(211,677))

Total property and equipment	$368,125	$381,645

The Company leased a computer information integration system under a capital lease (see Note 7). Accumulated depreciation of the leased assets as of September 30, 2009 was $135,437 .

For the three months ended September 30, 2009 and 2008 depreciation expense totaled $ 24,206 and $ 36,097, respectively.

As of September 30, 2009, all furnishing and equipment located in United States amounting to $224,218 were pledged by the Company to secure notes payable (see Note 8).

CHINA VOICE HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142) [FASB ASC 350], the Company performs an evaluation of the fair values of its operating segments annually, and more frequently if an event occurs or circumstances change that may indicate that the fair value of a reporting unit is less than the carrying amount.

The Company’s balance sheet reflects goodwill of $6,009,404 and $6,009,404 as of September 30, 2009, respectively.

During the three months ended September 30, 2009 and 2008, the Company did not capitalize any costs related to internal software development.  The Company recorded amortization expense related to the internal software development costs placed in service as of January 18, 2006, the acquisition date of Candidsoft.

Other identifiable intangible assets consist of the acquired licenses to provide telecom services in certain districts within China, capitalized software, and a patent. Other intangible assets as of September 30, 2009 and June 30, 2009 are as follows:

	Lives	September 30, 2009	June 30, 2009

Telecom licenses	15 Years	$-	$-
Software licenses	15 Years	-	-
Computer software	10 Years	-	-
Patent – software	10 Years	49,000	49,000
Total		49,000	49,000
Less accumulated amortization		(9,804)	(7,104)
		$39,196	41,896

For the three months ended September 30, 2009 and 2008 amortization expense totaled $ 2,700 and  $133,147,  respectively.

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

NOTE 7 –CAPITAL LEASE OBLIGATIONS

	September 30, 2009	June 30, 2009

Capital lease obligation bearing an interest rate of 6.676% per annum	$77,958	$77,958
Less: Current portion of capital lease obligation	(48,367)	(38,184)
Non-current portion of capital lease obligation, less current portion	$29,591	$39,774

NOTE 7 –CAPITAL LEASE OBLIGATIONS(Continued)

Future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of September 30, 2009 are as follows:

Year ending June 30,
2010	$40,733
2011	40,733
2012	1,697
Total minimum lease payments	83,163
Less: amount representing interest	(5,205)
Present value of net minimum lease payments	77,958
Less: current portion of capital lease obligation	(48,367)

Non-current portion capital lease obligation	$29,591

The term of the capital lease entered into during 2009 is 3 years. Interest rate is fixed at the contract date.

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 8 –NOTES PAYABLE

The Company’s notes payable to financial institutions and third parties consist of the following as of:

	September 30	June 30
	2009	2009

Not Note payable to a third party with interest at 12% and collateralized by certain assets hheld by a related party. The note is due on demand. Additionally, this note included edetachable warrants to purchase 560,000 shares of the Company’s common stock, whiwhich expired May 31, 2006.	$-	$25,614

Not Note payable to an individual, interest accrues at 24% and is payable monthly. The note is collateralized by certain assets held by a related party, and is due on demand.	50,000	50,000

Not Note payable to an individual due October 5, 2009 with interest at 18% and collateralized by certain assets held by a related party.	44,000	47,000

Not Note payable to an individual due July 31, 2010 without interest and collateralized by certain Company Stock.	150,000	200,000

Les Total discounts	-	-

Sub Total	244,000	322,614
Les current portion	244,000	305,947

Lon Long Term Debt	$-	$16,667

NOTE 8 –NOTES PAYABLE (Continued)

The Company’s notes payable to related parties consist of the following as of:

	September 30,	June 30,
	2009	2009

Not Notes Payable to investment entities controlled by a related party with interest at 18% and due on August 15, 2010. The notes are secured by certain assets of the Company.	517,000	341,000

Note Payable to a relative of a company officer, payable on demand.                                                                                                                                                                                                                                      100,000                                             -
	.	.
	617,000	341,000
Les current portion	617,000	-

Lon Long term debt	$-	$341,000

The future maturities of the notes payable to third parties and related parties are as follows:

2009	861,000
2010	-
2011	-
2012	-

Total	$861,000

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

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

No preferred shares were issued or redeemed during the three months ended September 30, 2009.

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 9 –EQUITY (Continued)

Common Stock

During the three months ended September 30, 2009 the Company issued common stock as follows:

Category	Number of Shares	Value

Net cash invested	30,000	4,730

Issued for compensation	106,000	35,431
In

	136,000	$40,161

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

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

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases

The Company’s rent expense amounted to $18,794 and $39,441 for the three months ended September 30, 2009 and 2008. The Company did not have any long-term non-cancelable lease commitments for its offices, warehouse and other facilities.  There were no minimum rental commitments under non-cancelable long-term operating leases within the next five years.

NOTE 11 - RELATED PARTY TRANSACTIONS

Related Party Payables

A company owned or controlled by a major shareholder, director and officer of CHVC has loaned funds to the Company secured by all of the assets of the Company.  These advanced funds are due on demand and bear interest at 18%.  The balance as of September 30 and June 30, 2009 and was $322,784 and $322,784, respectively.

An individual who is an employee and/or director of the Company has advanced funds to the Company on unsecured terms bearing interest at 8%. The balance on these advances was $6,990 and $6,990 as of September 30 and June 30, 2009, respectively.

An employee of one of the Company’s China subsidiaries has advanced funds to the Company on unsecured terms. This advance does not bear interest. The balance due on this advance was $73,125 and $73,048 as of September 30 and June 30, 2009, respectively.

Related Party Notes Payables

As disclosed in  Note  8,  notes payable of $517,000 and $341,000 as of September 30, 2009 and June 30, 2009, respectively, were issued  to  investment entities controlled by a related party.  The notes are secured by certain assets of the Company and bear interest at 18% per annum and are due on August 15, 2010.

    Interest paid under these notes was $3,735 and $4,630 for the three months ended September 30, 2009 and 2008.

As disclosed in Note 8, notes payable of $100,000 were issued to an individual who is an employee and/or director of the Company as of September 30, 2009.  The note is secured by certain assets of the Company and does not bear interest and is due on demand.

CHINA VOICE HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 11 - RELATED PARTY TRANSACTIONS (Continued)

Related Parties receivables

As of September 30, 2009 and June 30, 2009, the Company had the loaned $92,300 to Wrio as discussed below under Joint Venture.

As of September 30, 2009, the Company had loaned $24,299 to a non-affiliate.

Agency Agreement

A Corporation controlled by Hin Hiong Khoo, an officer and director, acts as agent for the Company by holding a Singapore bank account and shares of Vastland for the benefit of the Company.

Joint Venture

The Company has entered into a joint venture with WRIO, Corp., dated May 31, 2006, wherein WRIO, Corp. and the Company, through contributions of $1,000 each, are 50/50 partners in the exploitation of wireless broadband technology owned by WRIO, Corp. in China.  WRIO, Corp is controlled by an officer and director of the Corporation.  No revenues were earned under this joint venture during 2009 and 2008, accordingly, no revenues or expense have been reflected in these financial statements. In addition, the Company has loaned $92,300 to Wrio as of September 30, 2009 and June 30, 2009.

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

NOTE 12 - CONCENTRATION OF RISK

Major Customers – The Company did not have any customers that would account for over 10% of its revenue.

Assets in Foreign Country – The Company has assets related to its China operations which are located in the Peoples Republic of China.  Assets held outside of the United States were as follows:
	September 30, 2009	June 30, 2009

Tangible assets	$867,566	$900,587

Goodwill and other identifiable intangible assets	6,051,300	6,051,300

Total assets	$6,918,866	$6,951,887

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

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

CHINA VOICE HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 13 – INCOME TAXES (Continued)

The current and deferred portion of income tax expenses of the Company’s China subsidiaries, which were included in the consolidated statements for the periods presented have no significant deferred tax assets or liabilities and the statutory rate and effective rate for China operations approximates 30%.

The following table represents the effective tax rate of the Company:

	September 30, 2009	September 30, 2008

Loss from operations	1,097,147	869,581

Tax benefit:
Federal current	-	-
Federal deferred	-	-
U.S. State	-	-
Foreign	-	-

Total tax benefit	$-	$-

Effective tax benefit rate	0.0%	0.0%

The difference between the tax benefit rate and the statutory benefit rate is as follows:

	September 30, 2009	September 30, 2008

Statutory benefit rate	34.0%	34.0%

Non taxable income	(34.0%)	(34.0%)

Effective tax benefit rate	0.0%	0.0%

CHINA VOICE HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 13 – INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	September 30, 2009	June 30, 2009

Deductible temporary differences:
U.S. federal deferred operating loss	$3,921,881	$3,489,746
State deferred operating loss	337,799	337,799
Foreign deferred operating loss	135,343	129,032

Less: valuation allowance	(4,395,023)	(3,956,577)

Total tax assets	$-	$-

At September 30, 2009, the Company had carry forward losses for income tax purposes of approximately $10,476,121 that may be offset against future taxable income.  Due to the uncertainty regarding the success of future operations, management has recorded a valuation allowance equal to 100% of the resultant deferred tax asset.

The carry forward losses expire in future years through 2029 as follows:

Expiration Year	Amount

2025	$109,872
2026	1,499,867
2027	4,790,794
2028	3,863,427
2029                                                                                                                                                                                                    212,161

CHINA VOICE HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 14 – WARRANTS

The Company has issued warrants to purchase its common stock in connection with financing transactions.  As of June 30, 2009, the warrants are exercisable and have terms as follows:
	Exercise Price per Share	Termination Date	In connection with financing transactions	Shares

	$0.40	July 2009	350,000	350,000

Total			350,000	350,000

As of September 30, 2008, the warrants are exercisable and have terms as follows:
	Exercise Price per Share	Termination Date	In connection with financing transactions	Shares

	$0.40	July 2009	350,000	350,000
	$0.40	January 2009	213,200	213,200

Total			563,200	563,200

NOTE 15 – DISPOSITION OF CERTAIN SUBSIDIARIES

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

NOTE 16 – TRANSACTION WITH FLINT TELECOM GROUP INC.

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

CHINA VOICE HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)

 NOTE 16 – TRANSACTION WITH FLINT TELECOM GROUP INC. (Continued)

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

As of September 30, 2009 the Company’s investment in FLTT represented 27.5% of the ownership of FLTT. The Company accounts for its interest in FLTT under the equity method of accounting. Accordingly, the Company reports $839,361 as its portion of the FLTT loss for the three months ended September 30, 2009.

NOTE 17 – SINO BEYOND LTD. TRANSACTIONS

During the year ended June 30, 2009 the Company incorporated Sino Beyond Ltd., a wholly owned Hong Kong subsidiary, in order to facilitate acquisitions of companies in China.  On September 10, 2009 the Company issued 100,000,000 shares of its common stock to Sino Beyond Limited in exchange for a note receivable of $15,000,000.  As of September 30, 2009, the stock is treated as being outstanding because it is owned by a wholly owned subsidiary and the note receivable is not recorded in the consolidated balance sheet because it is owed by a wholly owned subsidiary.

NOTE 18 - SUBSEQUENT EVENTS

Management evaluated all activity of the Company through November 25, 2009 and concluded that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements.

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

Comparisons by Period

Quarter Ended September 30, 2009 and 2008

Revenues .  Revenues for the quarter ended September 30, 2009 were $13,423, an $82,162  decrease as compared to $95,585 for the quarter ended September 30, 2008 (reclassified to exclude discontinued operations).  The decrease in revenues for the quarter is primarily attributed to delays in deployment of our teleconferencing systems  in China during the quarter ended September 30, 2009.

Gross Loss .  Gross loss for the quarter ended September 30, 2009 was $4,895, an $80,301 decrease as compared to $85,196 for the quarter ended September 30, 2008 (reclassified to exclude discontinued operations).  The decrease in gross loss is attributed to decreased Company expenses attributable to sales in China.

Operating Expenses .  For the quarter ended September 30, 2009 expenses were $323,497 versus the $1,053,212 reported for the quarter ended September 30, 2008 (reclassified to exclude discontinued operations).  The $727,915 decrease in expenses is attributed primarily to reductions in corporate overhead expenses resulting from the sale of the Company’s U.S. operations.

Non Operating Income and Expenses .  The Company’s other income net of other expenses for the quarter ended September 30, 2009 was $59,329 compared to a loss of $548 for the quarter ended September 30, 2008. The $59,877 increase in net income was caused primarily by an accounting fee refund of $115,000, and an increase of $36,057 in interest expense and other financing costs.

Loss on Equity Investment.  For the quarter ended September 30, 2009 the Company recorded a loss on its equity investment in Flint of $839,361, representing the Company’s portion of the Flint loss for the quarter.

Net Loss.  For the quarter ended September 30, 2009 the Company reported a net loss of $1,097,147 compared to a loss of $869,581for the prior period. The increased net loss of $227,566 was primarily the result of the $839,361 loss on equity investment reduced by the $727,915 decrease in operating expenses.

Discontinued Operations

The operating income or loss from the discontinued operations is reported as a single net number on the income statement. The Company reported net operating income of $270,352 from sales of $15,868,367 in the quarter ended September 30, 2008.

Liquidity and Cash Resources

For the quarter ended September 30, 2009 the Company reported a net loss of $1,097,147 compared to a loss of $869,581 for the prior period. The Company’s cash balance at September 30, 2009 was $70,437.

The Company had a decrease in cash of $114,983 for the quarter ended September 30, 2009, compared to a decrease in cash of $1,120,021for the comparable period of 2008.  Cash resources of $351,216 were used in continuing operations for the quarter ended September 30, 2009 as compared to $526,116 used in continuing operations for the same period of 2008.  Cash provided by investing activities of continuing operations was $183,223 for the quarter ended September 30, 2009 as compared to 197,323 used in investing activities for the same period of 2008.  Cash provided by financing activities of continuing operations was $49,804 for the quarter ended September 30, 2009 as compared to $126,231 used in the same period in 2008.  Net cash provided by discontinued operations for the year ended September 30, 2009 was none as compared to $270,352 net cash used in discontinued operations for the same period of 2008. Our principal sources of cash during the quarter ended September 30, 2009 were the proceeds from the Flint sale.

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

(a)           Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation of its disclosure controls and procedures,  Assure Data’s Chief  Executive Officer and Chief Financial Officer have concluded  that, as of  September 30,2009 and as of the date of filing, the controls, and procedures were effective at a reasonable  assurance level and will continue to operate as designed.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of September 30, 2009, our internal control over financial reporting is effective based on these criteria.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

Item 1A.  Risk Factors - Not applicable to Smaller Reporting Companies.

Item 2.                      Unregistered Sales of Equity Securities

The following issuances have occurred during the Quarter Ended September 30, 2009:

Common Stock

From July 1, 2009 to September 30, 2009, we issued 136,000 shares.

•	136,000 shares were issued to 5 non-US persons in transactions under Regulation S, for net proceeds of $4,730. (3)

Preferred Stock

We have issued no shares of our Series A Preferred Stock during the Quarter Ended September 30, 2009.

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

Date:           November 30, 2009

CHINA VOICE HOLDING CORP.

By:            /s/ D. Ronald Allen

D. Ronald Allen, Chief Financial Officer