Form 10-Q
period 2009-12-31
China Voice Holding Corp.
filed 2010-02-22
CIK 1333491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2009: 185,440,688 shares of common stock.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Condensed Balance Sheet

3

Condensed Statements of Operations (Unaudited)

4

Condensed Statements of Cash Flows (Unaudited)

5

Notes to Condensed Financial Statements (Unaudited)

6

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

31

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

34

Item 4T.

Controls and Procedures

34

PART II – OTHER INFORMATION

35

Item 1.

Legal Proceedings

35

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

35

Item 3.

Defaults Upon Senior Securities

36

Item 4.

Submission of Matters to a Vote of Security Holders

36

Item 5.

Other Information

36

Item 6.

Exhibits

37

SIGNATURES

38

EXPLANATORY NOTE

Rule 10-01(d) of Regulation S-X requires that interim financial statements included in quarterly reports on Form 10-Q be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the securities and Exchange Commission (SEC). The Company has been unable to obtain a review of its financial statements included in the report before the filing date because material information from an unconsolidated investment reported under the equity method of accounting is not available. Consequently, the accompanying consolidated financial statements as of December 31, 2009 and for the quarter ended December 31, 2009 have not been reviewed by an independent public accountant in accordance with Statement of Auditing Standards No. 100, Interim Financial Information (“SAS 100”).

Furthermore, Section 302 of the Sarbanes-Oxley Act of 2002 (“Section 302”) requires our Chief Executive Officer and our Chief Financial Officer to certify concerning the Company’s disclosure controls and procedures, internal controls over financial reporting in accordance with rules of the SEC, and disclosures concerning their evaluation of those controls to the Company’s auditors and Audit Committee. Additionally, Section 906 of the Sarbanes-Oxley Act (“Section 906”) requires our Chief Executive Officer and Chief Financial Officer to certify that this Quarterly Report on information contained in the report fairly presents, in all material respects, our financial condition and results of operations. Those certifications are omitted from this filing only because the financial statements accompanying this report have not been reviewed by an independent public accountant under SAS 100. The Company believes that this report otherwise meets all of the qualifications of the Exchange Act and the rules and regulations thereunder governing the preparation and filing of periodic reports as referenced in the certifications. Before our officers can make such certifications, our independent public accounting firm must complete its review of the consolidated financial statements appearing elsewhere in this report under SAS 100, as required by SEC rules. Once our auditor completes its review under SAS 100, we will file an amendment to this report pursuant to which our Chief Executive Officer and Chief Financial Officer will make the certifications required under Section 302 and Section 906.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA VOICE HOLDING CORP.

Condensed Consolidated Balance Sheets
December 31, 2009 and 2008

	December 31, 2009	June 30, 2009
	(Unaudited and Unreviewed)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 284,813	$185,420
Accounts receivable, net	1,013,677	577,768
Inventories	115	115
Prepaid expenses and other current assets	51,072	53,247
Related party receivables	92,300	92,300

Total Current Assets	1,441,977	908,850

Long-term assets:
Note receivable	3,850,000	3,850,000
Investment in an affiliate	5,948,442	7,821,566
Property and Equipment, net	355,686	381,645
Other assets	15,000	15,000
Goodwill	6,009,404	6,009,404
Other intangible assets, net	36,496	41,896

TOTAL ASSETS	$ 17,657,005	$ 19,028,361

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 603,834	$ 400,464
Related party payables	132,119	80,038
Current portion of long term debt, net of debt discount	227,333	305,947
Current portion of capital lease obligation	48,367	38,184
Current portion of related party notes	1,233,772	-

Total Current Liabilities	2,245,426	824,633

Long-term liabilities
Long-term debt, net of current portion	-	16,667
Related party payables	322,784	322,784
Capital lease obligation, net of current portion	29,591	39,774
Non-current portion of related party notes	-	341,000
Deferred gains on disposal of six subsidiaries	3,850,000	3,850,000
Long-term contingent liabilities	-	-

Total liabilities	6,447,801	5,394,858

Equity
Common Stock: par value $0.001; 400,000,000
shares authorized; 185,440,688 and 185,273,438 shares issued
at December 31, 2009 and June 30, 2009,respectively	185,440	185,273
Series A Preferred Stock-par value $0.001
20,000 shares authorized: 5,248 and 5,248 shares issued	5	5
at Decemberr 31, 2009 and June 30, 2009, respectively
(liquidation value of $5,248,000 and $5,248,000 on
December 31, 2009 and June 30, 2009, respectively)
Subscriptions receivable	(3,150,000)	(3,150,000)
Additional paid-in capital	46,441,603	46,401,473
Accumulated deficit	(32,143,037)	(29,576,504)
Cumulative currency translation adjustment	(177,442)	(205,575)
Total stockholders' equity	11,156,569	13,654,672

Noncontrolling interests	52,635	(21,168)
Total stockholders' equity	11,209,204	13,633,504
Total liabilities and equity	$ 17,657,005	$ 19,028,361

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHINA VOICE HOLDING CORP.
Condensed Consolidated Statements of Operations
For the Six months Ended December 31, 2009 and 2008
(Unaudited and Unreviewed)

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	December 31,	December 31,	December 31,	December 31,

	2009	2008	2009	2008
Sales	$ 472,047	$ 420,436	$ 458,624	$ 324,451
Cost of revenues	389,348	286,904	371,030	105,723

Gross profit	82,699	133,532	87,594	218,728

Operating expenses:
Professional fees	262,808	-	154,585	-
Non-cash impairment charges	-	-	-
Other selling, general and administration expenses	217,958	2,132,706	26,891	1,092,441
Depreciation	48,444	34,398	24,238	21,451
Total operating expenses	529,211	2,167,104	205,714	1,113,892

Loss from operations	(446,512)	(2,033,572)	(118,120)	(895,164)

Other income (expenses)
Gain from sale of subsidiary
Tax credit	-	-	-	(2,035)
Interest income	31	7,316	5	176
Interest expense	(185,031)	(71,757)	(123,894)	(46,677)
Minority interest			-
Impairment of investment	-	-	-
Gain on discontinuing segments	-		-
Loss on investment in Flint			-
Loss from disposal of fixed assets	-		-
Other financing charges			-
Other nonoperating income (expense)	122,020	(22,874)	1,580	(38,231)
Total other income (expense)	(62,981)	(87,315)	(122,309)	(86,767)

Loss before Income taxes, loss on equity investment
and noncontrolling interest	(509,492)	(2,120,887)	(240,429)	(981,931)

Income tax expenses	-	-	-

Loss before loss on equity investment and noncontrolling interest	(509,492)	(2,120,887)	(240,429)	(981,931)

Loss on equity investment	(1,679,361)	-	(840,000)	-

Net loss from continuing operations	(2,188,853)	(2,120,887)	(1,080,429)	(981,931)

Discontinued operations
Income on discontinued operations, net of tax	-	433,178	-	162,826
Gain from disposal of subsidiaries	-	-
Net income from discontinuing operations	-	433,178	-	162,826

Net loss	(2,188,853)	(1,687,709)	(1,080,429)	(819,105)

Less: Net loss attributable
to noncontrolling interest	58,655	114,513	69,932	17,796

Net loss before preferred dividend	(2,247,508)	(1,802,222)	(1,150,361)	(836,901)

Preferred dividend	(319,025)	(335,390)	(166,712)	(186,090)

Net loss attributable to common stockholders	(2,566,534)	(2,137,612)	(1,317,073)	(1,022,991)

Other comprehensive loss
Total foreign currency translation gain (loss)	43,283	-	40,008	-
Less: foreign currency translation gain (loss) attributable to noncontrolling interests	15,149	-	14,003	-
Foreign currency translation gain (loss) attributable to CHVC common stockholders	28,134	-	26,005	-

Comprehensive loss attributable to common stockholders	$ (2,538,400)	$ (2,137,612)	$ (1,291,068)	(1,022,991)

Net loss attributable to common stockholders per common share - basic and diluted
Net loss from continuing operations per shares - basic and diluted	(0.014)	(0.016)	(0.007)	(0.006)
Net income from discontinued operations per shares - basic and diluted	0.000	0.003	0.000	0.000
Net loss attributable to
common stockholders per common share - basic and diluted	(0.014)	(0.013)	(0.007)	(0.006)

Common shares used in calculation per share data- basic and diluted	185,389,846	163,108,451	185,419,740	165,250,182

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHINA VOICE HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
For the Six months ended December 31, 2009 and 2008
(Unaudited and Unreviewed)

	2009	2008

Operating activities
Net loss	$ (2,247,508)	$ (1,802,222)
Loss from discontinued operations	-	(433,178)
Loss from continuing operations	(2,247,508)	(1,369,044)
Adjustments to reconcile net loss to net cash used in operations activities operating activities:
Depreciation and amortization	53,844	304,006
Common shares issued for services	6,433	-
Loss on equity investment	1,679,361	-
Loss from disposal of property and equipment	-	164,224
Net income attributable to noncontrolling interest	58,655	114,513
Change in operating assets and liabilities
Accounts receivable	(435,909)	(684,527)
Inventories	-	(51,925)
Prepaid expenses and other current assets	2,175	(170,373)
Other assets	-	(394,462)
Related party receivables	-	-
Accounts payable and accrued expenses	203,369	623,843
Other current liabilities	-	(27,328)
Total Adjustments	1,567,927	(122,029)
Net cash used in operating activities of continuing operations	(679,581)	(1,491,073)
Net cash used in operating activities of discontinuing operations	-	(433,178)
Net cash used in operating activities	(679,581)	(1,924,251)

Investing activities
Purchase of property and equipment	(10,540)	(287,678)
Purchase of assets in business combination	-	(279,838)
Repayment of redeemable preferred stock from affiliate	193,763	-
Cash received from disposal of subsidiaries	-	-
Net cash provided by (used in) investing activities of continuing operations	183,223	(567,516)
Net cash used in investing activities of discontinuing operations	-	-
Net cash provided by (used in) investing activities	183,223	(567,516)

Financing activities
Net increase (decrease) in:
Repayments of long term debt	(95,281)	(393,461)
Redemption of preferred stock to related parties	-	(661,000)
Proceeds from issuance of common stock, net of issuance costs	33,864	1,916,208
Proceeds from related party notes	892,772	15,084
Payment of preferred dividends	(319,025)	(335,390)

Net cash provided by financing activities of continuing operations	512,330	541,441

Effect of exchange rate on changes in cash	83,421	41,359
Net increase (decrease) in cash and cash equivalents	$ 99,393	$ (1,908,967)
Cash and cash equivalents - beginning of period	185,420	2,096,070
Cash and cash equivalents - end of period	$ 284,813	$ 187,103

Supplemental cash flow information
Interest paid	$ 76,893	$ 71,785
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements

Six Months Ended December 31, 2009 and 2008

Unaudited and Not Reviewed

NOTE 1 – DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed Consolidated Financial Statements and accompanying notes have not been reviewed by an independent public accountant as required by Rule 10-01(d) of Regulation S-X.

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

Basis of Consolidation – The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of China Voice Holding Corp (“CHVC”), VoIUM Technologies, LTD (“VoIUM”), Sino-Connection Corp. (“Sino-Connection”), Voium USA Inc. (“Voium USA”), SteamJet Net, Inc. (“SJN”), Sino Beyond Ltd. (“SBL”), Vastland Holding Beijing Co. Ltd.,  and East West Global Communications, Inc. (“EWGC”). The Company additionally consolidated the financial statements of Candidsoft Technologies Co, Ltd of Beijing (“Candidsoft”) for which the Company owned a 65% interest for the six months ended December 31, 2009 and 2008. The financial statements include consolidated income information for Communications Business Services Corp. (“CBSC”), China Voice Communications Corp (“CVCC”), VCG Technologies (“VCG”), Cable & Voice Corporation (“Cable & Voice”), StarCom Alliance Inc. (“StarCom”), Dial Tone Communications (“Dial Tone”), CVC International Inc. (“CVC International”), and Phone House Inc. (“Phone House”) only through the date of disposition. All intercompany accounts and transactions have been eliminated in consolidation. The results of subsidiaries acquired or disposed of during the respective periods are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal, as appropriate. The portion of the income applicable to non-controlling interests in subsidiary undertakings is reflected in the consolidated statements of operations.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisiting only of normal recurring accruals considered necessary to present fairly the Company's financial position at December 31, 2009, the results of operations for the six-month periods ended December 31, 2009 and 2008, and cash flows for the six months ended December 31, 2009 and 2008.  The results for the period ended December 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2010.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification (the

“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending December  31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

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

Investments

The Company values the equity investments in private companies and restricted stock of public companies using the cost method of accounting. The Company monitors these investments for factors indicating a permanent impairment of value. The Company recognized no impairment loss on investments for the six months ended December 31, 2009 and 2008, respectively.

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

Impairment of Long-Lived Assets and Other Intangible Assets

The Company reviews the carrying value of its long-lived assets, including indefinite-lived intangible assets consisting primarily of goodwill and telecommunications licenses in China, whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the assets by estimating the future net cash flows expected to result from the assets, including eventual disposition. If the future net cash flows are less than the carrying value of the assets, an impairment loss is recorded equal to the difference between the asset's carrying value and its fair value. As of December 31, 2009 and 2008, the Company recorded no impairment of assets.

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

Debt discount resulting from allocation of proceeds to the beneficial conversion feature, it is amortized to other financing charges over the term of the notes from the respective dates of issuance, using the effective yield method. The relative fair value of the beneficial conversion feature of $675,000 has been amortized to other financing charges over the term of the notes from the date of issuance related to the convertible debenture issued for purchase of VCG.

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

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the six months ended December 31, 2009 and 2008.

	For the six months ended December 31,	For the six months ended December 31,
	2009	2008
Warrants issued in conjunction with financing	350,000	563,200
Contingent shares potentially issuable for acquisitions	--	200,000
Common stock options	--	48,513

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

Segmental Reporting

SFAS No. 131 [FASB ASC 280],“Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. In January 2009, sold six subsidiaries which operated in the United States in the telecommunications services, calling card distribution, and advanced hardware distribution segments. The Company continues to have business operations in the telecommunications services segment in China and the U.S. Accordingly, the Company operates in one business segment.

NOTE  2  –  GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the six months ended December 31, 2009 and 2008, the Company had significant operating losses which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraphs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As shown in the accompanying financial statements, the Company has incurred net losses of approximately $2,247,508 and $1,802,222 for the six months ended December 31, 2009 and 2008, respectively. Additionally, during the six months ended December 31, 2009 and 2008, the Company has used cash flow in continuing operations of approximately $679,581 and $1,491,073. Accumulated deficit amounted to $ 32,143,037 and $29,576,504 as of December 31, 2009 and June 30, 2009, respectively.

Currently, the operations of the Company are funded through issuance of debt and equity instruments and borrowings from related parties. Management’s plans to generate cash flow include sale of company assets, expanding the Company’s existing operations, as well as through additional acquisitions. Additionally, the Company may raise additional funds by raising additional capital through debt of equity offerings in an effort to fund the Company’s anticipated expansion. There is no assurance additional capital will be available to the Company on acceptable terms.

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 3 - BUSINESS COMBINATIONS

A.     Businesses Owned as of December 31, 2009

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

The following table presents the allocation of the acquisition cost of Candidsoft, including the assets acquired and liabilities assumed, based on their fair value:

Goodwill	$6,056,654
Capitalized software	69,240
Other assets	118,927
Total assets Acquired	6,244,821

Minority interest	(40,571)
Net Assets acquired	$2,882,250

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

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

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

B.     Companies disposed of prior to December 31, 2009

1.Effective August 1, 2006, the Company acquired a 70% interest in the operations of Beijing Techview System Engineering Co. Ltd. (“BTSE”), a network design and installation company headquartered in Beijing, China.  The purchase price was $1,920,000 in current consideration paid by issuance of 2,100,000 shares of the Company’s common stock.  In addition, the total purchase price also includes contingent consideration of 4,000,000 shares of the Company’s common stock issuable upon the attainment of certain performance milestones, expiring December 31, 2009.  The Company has valued the equity of Techview at $1,920,000.

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

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

On January 29, 2009 the Company sold Phone House, Dial Tone, and CVC INTL, along with StarCom and Cable and Voice for $700,000 cash, $1,800,000 in redeemable preferred stock, Notes Receivable of $4,350,000, and 21,000,000 shares of common stock of Flint Telecom Group Inc. valued at $7,980,000, for a total consideration of $14,830,000. The Company recognized a gain of $4,648,937 on the sale. See Note 16.

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

On January 29, 2009 the Company sold Cable and Voice, Star Com, Dial Tone, CVC INTL, and Phone House which operated in the United States in the telecommunications services, calling card distribution, and advanced hardware distribution segments.

The Company recognized gain of $4,648,937 on the sale for the year ended June 30, 2009.  The following summarizes the combined operating results of these six subsidiaries and VCG for the years ended June 30, 2009 and 2008 (through representative dates of sale or termination), classified as discontinued operations for all periods presented.

	For the six months ended December 31,	For the six months ended December 31,
	2009	2008
Revenue	--	29,378,636
Cost of revenues	--	28,739,607
Gross profit		639,029
Expenses	--	464,204
Other income	--	258,353
Net income (loss)	--	433,178

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 5 - PROPERTY AND EQUIPMENT

Major categories of property and equipment at December 31, 2009 and June 30, 2009 were as follows:

	December 31, 2009	June 30, 2009

Computer equipment	$516,296	$266,217
Furniture, fixtures and equipment	38,081	265,657
Motor vehicles	61,516	61,448

Less: accumulated depreciation and amortization	(260,207)	(211,677)

Total property and equipment	$355,686	$381,645

The Company leased a computer information integration system under a capital lease (see Note 7). Accumulated depreciation of the leased assets as of December 31, 2009 was $135,437 .

For the six months ended December 31, 2009 and 2008 depreciation expense totaled $48,444 and $34,398, respectively.  For the three months ended December 31, 2009 and 2008 expenses totaled $24,238 and $21,451, respectively.

As of December 31, 2009, all furnishings and equipment located in United States amounting to $223,048 were pledged by the Company to secure notes payable (see Note 8).

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

The Company’s balance sheet reflects goodwill of $6,009,404 and $6,009,404 as of December 31 and June 30, 2009, respectively.

During the six months ended December 31, 2009 and 2008, the Company did not capitalize any costs related to internal software development.  The Company recorded amortization expense related to the internal software development costs placed in service as of January 18, 2006, the acquisition date of Candidsoft.

Other identifiable intangible assets consist of the acquired licenses to provide telecom services in certain districts within China, capitalized software, and a patent. Other intangible assets as of December 31, 2009 and June 30, 2009 are as follows:

	Lives	December 31, 2009	June 30, 2009

Patent – software	10 Years	49,000	49,000
Total		49,000	49,000
Less accumulated amortization		(12,504))	(7,104)
		$36,496	41,896

For the six months ended December 31, 2009 and 2008 amortization expense totaled $5,400 and $1,704, respectively.  For the three months ended December 31, 2009 and 2008 amortization expense totaled $2,700 and $1,704, respectively.

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

NOTE 7 –CAPITAL LEASE OBLIGATIONS

	December 31, 2009	June 30, 2009

Capital lease obligation bearing an interest rate of 6.676% per annum	$77,958	$77,958
Less: Current portion of capital lease obligation	(48,367)	(38,184)
Non-current portion of capital lease obligation, less current portion	$29,591	$39,774

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 7 –CAPITAL LEASE OBLIGATIONS(Continued)

Future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of December 31, 2009 are as follows:

Year ending June 30,

2010	$40,733
2011	40,733
2012	1,697

Total minimum lease payments	83,163
Less: amount representing interest	(5,205)
Present value of net minimum lease payments	77,958
Less: current portion of capital lease obligation	(48,367)

Non-current portion capital lease obligation	$29,591

The term of the capital lease entered into during 2009 is 3 years. Interest rate is fixed at the contract date.

NOTE 8 –NOTES PAYABLE

The Company’s notes payable to financial institutions and third parties consist of the following as of:

	December 31	June 30
	2009	2009
Not Note payable to a third party with interest at 12% and collateralized by certain assets hheld by a related party. The note is due on demand. Additionally, this note included edetachable warrants to purchase 560,000 shares of the Company’s common stock,which expired May 31, 2006.	$ -	$25,614

Not Note payable to an individual, interest accrues at 24% and is payable monthly. The note is collateralized by certain assets held by a related party, and is due on demand.	50,000	50,000

Not Note payable to an individual due October 5, 2009 with interest at 18% and collateralized by certain assets held by a related party.	44,000	47,000

Not Note payable to an individual due July 31, 2010 without interest and collateralized by certain Company Stock.	133,333	200,000

Les Total discounts	-	-

Sub Total	227,333	322,614
Les current portion	227,333	305,947

Lon Long Term Debt	-	$16,667

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 8 –NOTES PAYABLE (Continued)

The Company’s notes payable to related parties consist of the following as of:

	December 31,	June 30,
	2009	2009

Not Notes Payable to investment entities controlled by a related party with interest at 18% and due on August 15, 2010. The notes are secured by certain assets of the Company.	839,000	341,000

Note Payable to a relative of a company officer, payable on demand.	100,000	-

Advance from investment entity controlled by a related party with interest at 6% and due on June 30, 2010. The note is secured by certain assets of the Company.	294,772	.
	1,233,772	341,000
Les current portion	1,233,772	-

Lon Long term debt	-	341,000

The future maturities of the notes payable to third parties and related parties are as follows:

2010	1,461,105
2011	-
2012	-

Total	$1,461,105

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

No preferred shares were issued or redeemed during the three months ended December 31, 2009

NOTE 9 –EQUITY (Continued)

Common Stock

During the three months ended December 31, 2009 the Company issued common stock as follows:

Category	Number of Shares	Value

Issued to correct prior issuance	31,250	-
	31,250	-

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

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases

The Company’s rent expense amounted to $39,441 and $81,147 for the six months ended December 31, 2009 and 2008.  The Company’s rent expense amounted to $18,794 and 41,706 for the three months ended December 31, 2009 and 2008.  The Company did not have any long-term non-cancelable lease commitments for its offices, warehouse and other facilities.  There were no minimum rental commitments under non-cancelable long-term operating leases within the next five years.

NOTE 11 - RELATED PARTY TRANSACTIONS

Related Party Payables

A company owned or controlled by a major shareholder, director and officer of CHVC has loaned funds to the Company secured by all of the assets of the Company.  These advanced funds are due on demand and bear interest at 18%.  The balance as of December 31 and June 30, 2009 and was $322,784 and $322,784, respectively.

An individual who is an employee and/or director of the Company has advanced funds to the Company on unsecured terms bearing interest at 8%. The balance on these advances was $58,990 and $6,990 as of December 31 and June 30, 2009, respectively.

An employee of one of the Company’s China subsidiaries has advanced funds to the Company on unsecured terms. This advance does not bear interest. The balance due on this advance was $73,129 and $73,048 as of September 30 and June 30, 2009, respectively.

Related Party Notes Payables

As disclosed in  Note  8,  notes payable of $839,000 and $341,000 as of December 31, 2009 and June 30, 2009, respectively, were issued  to  investment entities controlled by a related party.  The notes are secured by certain assets of the Company and bear interest at 18% per annum and are due on August 15, 2010.

As disclosed in Note 8, notes payable of $100,000 were issued to an individual who is an employee and/or director of the Company as of December 31, 2009.  The note is secured by certain assets of the Company and does not bear interest and is due on demand.

    Interest paid under these notes was $81,795 and none for the three months ended December 31, 2009 and 2008.

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 11 - RELATED PARTY TRANSACTIONS (Continued)

Related Parties receivables

As of December 31, 2009 and June 30, 2009, the Company had the loaned $92,300 to Wrio as discussed below under Joint Venture.

Agency Agreement

A Corporation controlled by Hin Hiong Khoo, an officer and director, acts as agent for the Company by holding a Singapore bank account and shares of Vastland for the benefit of the Company.

Joint Venture

The Company has entered into a joint venture with WRIO, Corp., dated May 31, 2006, wherein WRIO, Corp. and the Company, through contributions of $1,000 each, are 50/50 partners in the exploitation of wireless broadband technology owned by WRIO, Corp. in China.  WRIO, Corp is controlled by an officer and director of the Corporation.  No revenues were earned under this joint venture during 2009 and 2008, accordingly, no revenues or expense have been reflected in these financial statements. In addition, the Company has loaned $92,300 to Wrio as of December 31, 2009 and June 30, 2009.

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

Assets in Foreign Country – The Company has assets related to its China operations which are located in the Peoples Republic of China.  Assets held outside of the United States were as follows:

	December 31, 2009	June 30, 2009

Tangible assets	$1,172,417	$900,587

Goodwill and other identifiable intangible assets	6,045,900	6,051,300

Total assets	$7,218,317	$6,951,887

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

The following table represents the effective tax rate of the Company:

	December 31, 2009	December 31, 2008

Loss from operations	2,247,508	1,802,222

Tax benefit:
Federal current	-	-
Federal deferred	-	-
U.S. State	-	-
Foreign	-	-

Total tax benefit	-	-

Effective tax benefit rate	0.0%	0.0%

The difference between the tax benefit rate and the statutory benefit rate is as follows:

	December 31, 2009	December 31, 2008

Statutory benefit rate	34.0%	34.0%

Non taxable income	(34.0%)	(34.0%)

Effective tax benefit rate	0.0%	0.0%

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 13 – INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	December 31, 2009	June 30, 2009

Deductible temporary differences:
U.S. federal deferred operating loss	$3,692,250	$3,489,746
State deferred operating loss	337,123	337,799
Foreign deferred operating loss	96,400	129,032

Less: valuation allowance	(4,125,773)	(3,956,577)

Total tax assets	$-	-

At December 31, 2009, the Company had carry forward losses for income tax purposes of approximately  $10,859,560 that may be offset against future taxable income.  Due to the uncertainty regarding the success of future operations, management has recorded a valuation allowance equal to 100% of the resultant deferred tax asset.

The carry forward losses expire in future years through 2029 as follows:

Expiration Year	Amount

2025	$109,872
2026	1,499,867
2027	4,790,794
2028	3,863,427
2029	595,600

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 14 – WARRANTS

The Company has issued warrants to purchase its common stock in connection with financing transactions.  As of December 31, 2009, the warrants are exercisable and have terms as follows:

	Exercise Price per Share	Termination Date	In connection with financing transactions	Shares

	$0.40	July 2010	350,000	350,000

Total			350,000	350,000

As of December 31, 2008, the warrants are exercisable and have terms as follows:

	Exercise Price per Share	Termination Date	In connection with financing transactions	Shares

	$0.40	July 2009	350,000	350,000
	$0.40	January 2009	213,200	213,200

Total			563,200	563,200

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

Under the Merger Agreement, the Company’s six subsidiaries having U.S. business operations will merge into subsidiaries of FLTT. The six subsidiaries, CVC INTL Inc, Phone House Inc. (CA), Cable and Voice Corporation, StarCom Alliance Inc., Dial Tone Communication Inc., and Phone House Inc. (FL), (“U.S. Subsidiaries”), will become wholly owned subsidiaries of FLTT. The U.S. Subsidiaries accounted for sales of $35,486,367 in the year ended June 30, 2008 and $29,356,234 in the six months ended December 31, 2008, representing 97.4% and 99%, respectively, of the Company’s sales. The total assets of the U.S. Subsidiaries as of December 31, 2008 were $9,112,691, or 41% of total assets. Contemporaneously with the Merger Agreement, pursuant to the Stock Purchase Agreement, the Company issued 15,000,000 shares of Restricted Common Stock to FLTT on January 29, 2009 at closing.

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

 NOTE 16 – TRANSACTION WITH FLINT TELECOM GROUP INC. (Continued)

The Company received total consideration of $500,000 cash and 21,000,000 shares of Restricted Common Stock of FLTT at the January 29, 2009 closing. In addition, the Company has received payments of $700,000, for a total cash payment of  $1,200,000 cash and  $1,800,000 worth of FLTT Preferred Stock, along with FLTT’s non interest bearing Promissory Note for $7,000,000 payable in three equal installments on December 31, 2009, July 31, 2010, and December 31, 2010  FLTT has redeemed $550,000 worth of Preferred Stock and is obligated to redeem $250,000 worth per month on the 15th day of July through November, 2009. The total consideration is $1,200,000 cash, $1,800,000 of redeemable Preferred Stock the, $7,000,000 Promissory Note and 21,000,000 shares of

Restricted Common Stock of FLTT, valued at $7,980,000, for a total consideration of $17,980,000. The Company has allocated $3,150,000 of the total consideration for the issuance of stock and $14,830,000 to the sale of the subsidiaries and recognized a gain of $4,648,937.  The Company has deferred a gain of $3,850,000 as of June 30, 2009 until the receipt of the proceeds of the $7,000,000 Promissory Note is no longer uncertain. The $7,000,000 is due from FLTT in three equal installments on December 31, 2009, July 31, 2010 and December 31, 2010.  Flint failed to make the payments due December 31, 2009, and is in default. It has issued an 8-K outlining a retrenchment of its business.

As of December 31, 2009 the Company’s investment in FLTT represented 27.5% of the ownership of FLTT. The Company accounts for its interest in FLTT under the equity method of accounting and, the Company must report its portion of the FLTT loss for the three months ended December 31, 2009.  Flint has not released its earnings for the three months ended December 31, 2009 and the company has recorded an estimated loss of $840,000 based on the $839,361 loss reported in the three months ended September 30, 2009.

NOTE 17 – SINO BEYOND LTD. TRANSACTIONS

During the year ended December 31, 2009 the Company incorporated Sino Beyond Ltd., a wholly owned Hong Kong subsidiary, in order to facilitate acquisitions of companies in China.  On September 10, 2009 the Company issued 100,000,000 shares of its common stock to Sino Beyond Limited in exchange for a note receivable of $15,000,000.  As of September 30, 2009, the stock is treated as being outstanding because it is owned by a wholly owned subsidiary and the note receivable is not recorded in the consolidated balance sheet because it is owed by a wholly owned subsidiary.

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

Plan of Operation

We were incorporated on August 7, 2003 and began business as China Voice Holding Corp after a reorganization and name change on April 1, 2004.  The Company obtained licenses to provide telecommunications services in The People’s Republic of China in 2005 and acquired its Chinese operating subsidiary, Candidsoft Technologies Co. Ltd. of Beijing (“Candidsoft”) effective January 18, 2006.  Candidsoft had developed its patented SKY O/A™ office automation platform, which is currently supporting over one million users in China, and during 2006 we began to develop the SKY O/A™ platform into an Office Automation with VOIP and Telephony services platform capable of providing fully integrated voice and data telephony solutions to Government Agencies and large enterprises.  This service offering proved to be very popular and we were awarded five contracts with three large Chinese government agencies.

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

The Company received total consideration of $500,000 cash and 21,000,000 shares of Restricted Common Stock of FLTT at the January 29, 2009 closing. In addition, the Company has received payments of $700,000, for a total cash payment of  $1,200,000 cash and  $1,800,000 worth of FLTT Preferred Stock, along with FLTT’s non interest bearing Promissory Note for $7,000,000 payable in three equal installments on December 31, 2009, July 31, 2010, and December 31, 2010. FLTT has redeemed $550,000 worth of Preferred Stock and is obligated to redeem $250,000 worth per month on the 15th day of July through November, 2009. The total consideration is $1,200,000 cash, $1,800,000 of redeemable Preferred Stock the, $7,000,000 Promissory Note and 21,000,000 shares of Restricted Common Stock of FLTT, valued at $7,980,000, for a total consideration of $17,980,000. The Company has allocated $3,150,000 of the total consideration for the issuance of stock and $14,830,000 to the sale of the subsidiaries, and recognized a gain of $4,648,937.  The Company has deffered a gain of $3,850,000 as of June 30, 2009 until the receipt of the proceeds of the $7,000,000 Promissory Note is no longer uncertain.  Flint has not made the payments due December 31, 2009, and has issued an 8-K outlining a retrenchment of its business.

The Merger was undertaken to enhance the Company’s ability to exploit its business opportunities and provide funds to cover its U.S. overhead.  Because of the delays experienced in receiving payments, the Company  reinstituted U.S. business operations in December of 2009 and expects to realize substantial sales and operating profits from U.S. business by the end of its 2010 fiscal year.

Comparisons by Period

The financial information discussed herein has not been reviewed by our independent public accountant as required by Rule 10-01(d) of Regulation S-X.

Six Months Ended December 31, 2009 and 2008

Revenues .  Revenues for the six months ended December 31, 2009 were $472,047, a $51,611 increase as compared to $420,436 for the six months ended December 31, 2008 (reclassified to exclude discontinued operations).  The increase in revenues for the six months is primarily attributed to U.S. business activities begun during the six months ended December 31, 2009.

Gross Income .  Gross income for the six months ended December 31, 2009 was $82,699, a $50,833 decrease as compared to $133,532 for the six months ended December 31, 2008 (reclassified to exclude discontinued operations).  The decrease in gross income is attributed to increased lower margin sales in the U.S.

Operating Expenses .  For the six months ended December 31, 2009 expenses were $529,211 versus the $2,167,104 reported for the six months ended December 31, 2008 (reclassified to exclude discontinued operations).  The $1,637,873 decrease in expenses is attributed primarily to reductions in corporate overhead expenses resulting from the sale of the Company’s U.S. operations.

Non Operating Income and Expenses .  The Company’s non operating losses for the six months ended December 31, 2009 was $62,981 compared to a loss of $87,315 for the six months ended December 31, 2008. The $24,334 decrease in net loss was caused primarily by an accounting fee refund of $115,000, and an increase of 113,274 in interest expense and other financing costs.

Loss on Equity Investment.  For the six months ended December 31, 2009 the Company recorded a loss on its equity investment in Flint of $1,679,367, representing the Company’s estimated portion of the Flint loss for the six months.

Net Loss.  For the six months ended December 31, 2009 the Company reported a net loss of $2,247,508 compared to a loss of  $1,802,222 for the prior period. The increased net loss of $445,286 was primarily the result of the $443,178 income from discontinued operations and the $1,679,361 loss on equity investment, reduced by the $1,637,893 decrease in operating expenses.

Quarter Ended December 31, 2009 and 2008

Revenues .  Revenues for the quarter ended December 31, 2009 were $458,624, a $134,173 increase as compared to $324,451 for the quarter ended December 31, 2008 (reclassified to exclude discontinued operations).  The increase in revenues for the quarter is primarily attributed to U.S. business activities begun during the quarter ended December 31, 2009.

Gross Income .  Gross income for the quarter ended December 31, 2009 was $87,594, a $131,134 decrease as compared to $218,728 for the quarter ended December 31, 2008 (reclassified to exclude discontinued operations).  The decrease in gross income is attributed to increased lower margin sales in the U.S.

Operating Expenses .  For the quarter ended December 31, 2009 expenses were $205,714 versus the $1,113,892 reported for the quarter ended December 31, 2008 (reclassified to exclude discontinued operations).  The $908,178 decrease in expenses is attributed primarily to reductions in corporate overhead expenses resulting from the sale of the Company’s U.S. operations.

Non Operating Income and Expenses .  The Company’s non operating loss for the quarter ended December 31, 2009 was $122,308 compared to a loss of $86,707 for the quarter ended December 31, 2008. The $35,542 increase in net loss was caused primarily by an increase of $77,217 in interest expense and other financing costs.

Loss on Equity Investment.  For the quarter ended December 31, 2009 the Company recorded a loss on its equity investment in Flint of $840,000, representing the Company’s estimated portion of the Flint loss for the quarter.

Net Loss.  For the quarter ended December 31, 2009 the Company reported a net loss of $1,150,361 compared to a loss of $836,901 for the prior period. The increased net loss of $313,460 was primarily the result of the $162,826 income from discontinued operations and the $840,000 loss on equity investment, reduced by the $908,178 decrease in operating expenses.

Discontinued Operations

The operating income or loss from the discontinued operations is reported as a single net number on the income statement. The Company reported net operating income of $433,178 and $162,826 from sales of $29,328,636 and $15,868,367 in the six months and quarter ended December 31, 2009 and 2008.

Liquidity and Cash Resources

For the quarter ended December 31, 2009 the Company reported a net loss of $1,150,361 compared to a loss of $836,901 for the prior period. The Company’s cash balance at December 31, 2009 was $284,813.

The Company had an increase in cash of $99,393 for the six months ended December 31, 2009, compared to a decrease in cash of $1,458,967 for the comparable period of 2008.  Cash resources of $679,581 were used in continuing operations for the six months ended December 31, 2009 as compared to $1,491,073 used in continuing operations for the same period of 2008.  Cash provided by investing activities of continuing operations was $183,223 for the six months ended December 31, 2009 as compared to $567,516 used in investing activities for the same period of 2008.  Cash provided by financing activities of continuing operations was $512,330 for the six months ended December 31, 2009 as compared to $991,441 used in the same period in 2008.  Net cash provided by discontinued operations for the six months ended December 31, 2009 was none as compared to $433,178 net cash used in discontinued operations for the same period of 2008. Our principal sources of cash during the quarter ended December 31, 2009 were the proceeds from short term borrowing.

Currently, the operations of the Company are funded through the issuance of debt and equity instruments and borrowings from related parties.  Management’s plans to generate cash flow include sale of company assets, expanding the Company’s existing operations, as well as through additional acquisitions.  Additionally, the Company may raise additional funds by raising additional capital through debt of equity offerings in an effort to fund the Company’s anticipated expansion.  There is no assurance additional capital will be available to the Company on acceptable terms.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to Smaller Reporting Companies.

ITEM 4T.	CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation of its disclosure controls and procedures, our Chief  Executive Officer and Chief Financial Officer have concluded  that, as of  December 31,2009 and as of the date of filing, the controls, and procedures were effective at a reasonable  assurance level and will continue to operate as designed, except for data required from an unconsolidated subsidiary which was not provided and has resulted in the Company’s inability to receive a review of its Financial Statements from its independent auditors.

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

(b)            Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

Item 1A.  Risk Factors - Not applicable to Smaller Reporting Companies.

Item 2.                      Unregistered Sales of Equity Securities

The following issuances have occurred during the Quarter Ended December, 2009:

Common Stock

From October 1, 2009 to December 31, 2009, we issued 31,250 shares.

•	31,250 shares were issued to 1 non-US person to correct an issuance error in a transaction under Regulation S. (3)

Preferred Stock

We have issued no shares of our Series A Preferred Stock during the Quarter Ended December 31, 2009.

The information above is a summary of transactions by our company within the Quarter Ended December 31, 2009 involving sales of its securities that were not registered under the Securities Act of 1933 (the “Act”).  For each transaction we relied upon the following exemption(s) from registration under the Act, and each such issuance is noted at the end to correspond to one of these exemptions:

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

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                       Submission of Matters to a Vote of Security Holders

None.

Item 5.                       Other Information

None.

Item 6.                      Exhibits .

Exhibits 31.1, 31.2, and 32.1 are not being filed as required until the Company has obtained a review of its Financial Statements by an independent accounting firm.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:           February 19, 2010

CHINA VOICE HOLDING CORP.

By:            /s/ D. Ronald Allen

D. Ronald Allen, Chief Financial Officer