Form 10-Q
period 2010-03-31
China Voice Holding Corp.
filed 2010-05-21
CIK 1333491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2010: 185,440,688 shares of common stock.

i

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

F-1

Item 1.

Financial Statements

F-1

Condensed Balance Sheet

F-2

Condensed Statements of Operations (Unaudited)

F-3

Condensed Statements of Cash Flows (Unaudited)

F-4

Notes to Condensed Financial Statements (Unaudited)

F-5

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

2

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

5

Item 4T.

Controls and Procedures

5

PART II – OTHER INFORMATION

6

Item 1.

Legal Proceedings

6

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

6

Item 3.

Defaults Upon Senior Securities

8

Item 4.

Submission of Matters to a Vote of Security Holders

8

Item 5.

Other Information

8

Item 6.

Exhibits

8

SIGNATURES

8

EXPLANATORY NOTE

Rule 10-01(d) of Regulation S-X requires that interim financial statements included in quarterly reports on Form 10-Q be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the securities and Exchange Commission (SEC). The Company has been unable to obtain a review of its financial statements included in the report before the filing date because material information from an unconsolidated investment reported under the equity method of accounting is not available. Consequently, the accompanying consolidated financial statements as of March 31, 2010 and for the quarter ended March 31, 2010 have not been reviewed by an independent public accountant in accordance with Statement of Auditing Standards No. 100, Interim Financial Information (“SAS 100”).

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

1

CHINA VOICE HOLDING CORP.

Condensed Consolidated Balance Sheets
March 31, 2010 and 2009

	March 31, 2010	June 30, 2009
	(Unaudited and Unreviewed)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$177,730	$185,420
Accounts receivable, net	999,168	577,768
Inventories	41,403	115
Prepaid expenses and other current assets	49,302	53,247
Related party receivables	92,300	92,300

Total Current Assets	1,359,903	908,850

Long-term assets:
Note receivable	3,850,000	3,850,000
Investment in an affiliate	5,655,442	7,821,566
Property and Equipment, net	467,939	381,645
Other assets	15,000	15,000
Goodwill	6,009,404	6,009,404
Other intangible assets, net	33,796	41,896

TOTAL ASSETS	$17,391,484	$19,028,361

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued expenses	$547,887	$400,464
Related party payables	199,746	80,038
Current portion of long term debt, net of debt discount	327,333	305,947
Current portion of capital lease obligation	48,367	38,184
Current portion of related party notes	1,822,100	-

Total Current Liabilities	2,945,434	824,633

Long-term liabilities
Long-term debt, net of current portion	-	16,667
Related party payables	322,784	322,784
Capital lease obligation, net of current portion	29,591	39,774
Non-current portion of related party notes	-	341,000
Deferred gains on disposal of six subsidiaries	3,850,000	3,850,000

Total liabilities	7,147,809	5,394,858

Equity
Common Stock: par value $0.001; 400,000,000
shares authorized; 185,440,688 and 185,273,438 shares issued
at December 31, 2009 and June 30, 2009,respectively	185,440	185,273
Series A Preferred Stock-par value $0.001
20,000 shares authorized: 5,248 and 5,248 shares issued	5	5
at Decemberr 31, 2009 and June 30, 2009, respectively
(liquidation value of $5,248,000 and $5,248,000 on
December 31, 2009 and June 30, 2009, respectively)
Subscriptions receivable	(3,150,000)	(3,150,000)
Additional paid-in capital	46,441,603	46,401,473
Accumulated deficit	(32,779,556)	(29,576,504)
Cumulative currency translation adjustment	(385,027)	(205,575)
Total stockholders' equity	10,312,465	13,654,672

Noncontrolling interests	(68,790)	(21,168)
Total stockholders' equity	10,243,675	13,633,504
Total liabilities and equity	$17,391,484	$19,028,361

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHINA VOICE HOLDING CORP.

Condensed Consolidated Statements of Operations
For the Nine months Ended March 31, 2010 and 2009
(Unaudited and Unreviewed)

		Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
		March 31,	March 31,	March 31,	March 31,
		2010	2009	2010	2009
	Sales	$1,188,880	$302,666	$1,660,927	$867,757
	Cost of revenues	897,161	134,739	1,286,509	566,299

	Gross profit	291,719	167,927	374,418	301,458

	Operating expenses:
	Professional fees	77,492	305,753	340,300	1,406,920
	Other selling, general and administration expenses	235,283	421,706	453,241	1,594,102
	Depreciation	38,730	19,226	87,174	83,805
	Total operating expenses	351,505	746,685	880,716	3,084,827

	Loss from operations	(59,787)	(578,758)	(506,298)	(2,783,369)

	Other income (expenses)
	Tax credit	-	242,730	-	242,730
	Interest income	110	1,003	141	8,463
	Interest expense	(159,657)	(76,046)	(344,687)	(147,831)
	Loss from disposal of fixed assets	-	(274)	-	(274)

	Other nonoperating income (expense)	6,144	(10,934)	128,164	(41,949)
	Total other income (expense)	(153,403)	156,479	(216,383)	61,139
		-
Loss before Income taxes, loss on equity investment
	and noncontrolling interest	(213,189)	(422,279)	(722,681)	(2,722,230)

	Income tax expenses	-	-	-	-

	Loss before loss on equity investment and noncontrolling interest	(213,189)	(422,279)	(722,681)	(2,722,230)
		-
	Loss on equity investment	(293,000)	(340,114)	(1,972,361)	(340,114)
		-
	Net loss from continuing operations	(506,189)	(762,393)	(2,695,041)	(3,062,344)
		-
	Discontinued operations	-
	Income on discontinued operations, net of tax	-	(191,188)	-	421,054
	Gain from disposal of subsidiaries	-	3,516,912	-	3,516,912
	Net income from discontinuing operations	-	3,325,724	-	3,937,966
		-
	Net loss	(506,189)	2,563,331	(2,695,041)	875,622
		-
	Less: Net loss attributable	-
	to noncontrolling interest	(9,648)	84,841	49,006	199,354
		-

	Net loss before preferred dividend	(496,541)	2,478,490	(2,744,047)	676,268
		-
	Preferred dividend	(139,980)	(217,610)	(459,005)	(553,000)
		-
	Net loss attributable to common stockholders	(636,520)	2,260,880	(3,203,052)	123,268
		-
	Other comprehensive loss	-
	Total foreign currency translation gain (loss)	(319,362)	-	(276,079)	-
	Less: foreign currency translation gain (loss) attributable to noncontrolling interests	(111,777)	-	(96,628)	-
	Foreign currency translation gain (loss) attributable to CHVC common stockholders	(207,585)	-	(179,452)	-
		-
	Comprehensive loss attributable to common stockholders	$(844,106)	$2,260,880	$(3,382,504)	$123,268

Net loss attributable to common stockholders per common share - basic and diluted
	Net loss from continuing operations per shares - basic and diluted	(0.003)	(0.006)	(0.017)	(0.022)
	Net income from discontinued operations per shares - basic and diluted	0.000	0.018	0.000	0.023
Net	loss attributable to common stockholders per common share - basic and diluted	(0.003)	0.012	(0.017)	0.001

	Common shares used in calculation per share data- basic and diluted	185,440,688	180,927,159	185,407,731	171,586,089

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHINA VOICE HOLDING CORP.

Condensed Consolidated Statements of Cash Flows
For the Nine months ended March 31, 2010 and 2009
(Unaudited and Unreviewed)

	2010	2,009

Operating activities
Net loss	$(2,744,047)	$875,622
Loss from discontinued operations	-	3,516,912
Loss from continuing operations	(2,744,047)	(2,641,290)
Adjustments to reconcile net loss to net cash used in operations activities operating activities:
Depreciation and amortization	95,274	477,982
Common shares issued for services	15,433	(29,490)
Loss on equity investment	1,972,361	340,114
Loss from disposal of property and equipment	-	164,498
Net income attributable to noncontrolling interest	49,006	-
Change in operating assets and liabilities
Accounts receivable	(421,400)	(853,715)
Inventories	(41,288)	(85,196)
Prepaid expenses and other current assets	3,945	(21,883)
Other assets	-	(13,018)
Accounts payable and accrued expenses	147,423	183,198
Due From related parties		82,776
Other current liabilities	-	53,032
Total Adjustments	1,820,754	381,074
Net Cash Used In Operating Activities	(923,294)	(2,260,216)

Investing activities
Purchase of property and equipment	(10,540)	(132,521)
Repayment of redeemable preferred stock from affiliate	193,763	-
Cash received from disposal of subsidiaries	-	700,000
Net cash provided by (used in) investing activities of continuing operations	183,223	567,479
Net cash used in investing activities of discontinuing operations	-	-
Net cash provided by (used in) investing activities	183,223	567,479

Financing activities
Net increase (decrease) in:
Repayments of long term debt	4,719	-
Proceeds from short term loan	-	450,000
Pepayments of short term loan	-	(608,461)
Redemption of preferred stock to related parties	-	(1,060,021)
Proceeds from issuance of common stock, net of issuance costs	33,864	2,156,936
Decreased from notes receivable	-	(800,000)
Proceeds from related party notes	1,481,100	12,363
Payment of preferred dividends	(459,005)	(553,000)
Net cash provided by financing activities of continuing operations	1,060,678	(402,183)
Effect of exchange rate on changes in cash	(328,297)	52,822
Net increase (decrease) in cash and cash equivalents	$ (7,690)	$(2,042,098)
Cash and cash equivalents - beginning of period	185,420	2,096,070
Cash and cash equivalents - end of period	$177,730	$ 53,972

Supplemental cash flow information
Interest paid	$ 344,687	$ 147,831
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended March 31, 2010 and 2009

NOTE 1 – DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed financial statements and accompanying notes have not be reviewed by an independent public accountant as required by 10-01 (d) of Regulation X.

Description of Business – China Voice Holding Corp. (the “Company” or “CHVC”), a Nevada corporation formed on August 7, 2003, is a diversified telecommunications company headquartered in Boca Raton, Florida.  The Company operates in two countries, the United States and China.  In the United States, the Company is a provider of Prepaid Calling Cards and VoIP Telecommunications services, and has offices and operations located in Boca Raton, Florida and in Dallas, Texas.  In China, the Company operates in Beijing and Nanning. The Company has developed patented Office Automation and Internet Telephony technology platforms for large enterprise and government applications.  The web-based technology was designed around the specific needs of the Chinese Government and allows multiple workers to collaborate on a single project and enables management to effectively monitor virtually every aspect of the workers on-line and telephony experience.

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

Basis of Consolidation – The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of China Voice Holding Corp (“CHVC”), Wize Prepaid Inc., CVC Globalcall Inc., VoIUM Technologies, LTD (“VoIUM”), Sino-Connection Corp. (“Sino-Connection”), Voium USA Inc. (“Voium USA”), SteamJet Net, Inc. (“SJN”), Sino Beyond Ltd. (“SBL”), Vastland Holding Beijing Co. Ltd.,  and East West Global Communications, Inc. (“EWGC”). The Company additionally consolidated the financial statements of Candidsoft Technologies Co, Ltd of Beijing (“Candidsoft”) for which the Company owned a 65% interest for the six months ended December 31, 2009 and 2008. The financial statements include consolidated income information for Communications Business Services Corp. (“CBSC”), China Voice Communications Corp (“CVCC”), VCG Technologies (“VCG”), Cable & Voice Corporation (“Cable & Voice”), StarCom Alliance Inc. (“StarCom”), Dial Tone Communications (“Dial Tone”), CVC Int’l Inc. (“CVC INTL”), and Phone House Inc. (“Phone House”) only through the date of disposition. All intercompany accounts and transactions have been eliminated in consolidation. The results of subsidiaries acquired or disposed of during the respective periods are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal, as appropriate. The portion of the income applicable to non-controlling interests in subsidiary undertakings is reflected in the consolidated statements of operations.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisiting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2010, the results of operations for the nine-month periods ended March 31, 2010 and 2009, and cash flows for the nine months ended March 31, 2010 and 2009.  The results for the period ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2010.

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

In December 2009, the FASB issued FASB ASU 2009-17, Consolidation (“FASB ASC 810): Improvements to Financial Reporting by Enterprises involved with Variable Interest Entities.  This ASU amends the FASB Accounting Standards Codification for statement No.167.  In June 2009, the FASB issued SFAS No.167, Amendments to FASB Interpretation No. 46(R), which requires an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity.  SFAS No.167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that, with early application prohibited.  The Company is currently evaluating the impact of the adoption of SFAS No.167.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which will require companies to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value hierarchies and information on purchases, sales, issuance and settlements on a gross basis in the reconciliation of Level 3 fair value measurements.  The ASU is effective prospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2009.  The new disclosures about purchases, sales, issuance and settlements on a gross basis in the reconciliation of Level 3 fair value measurements is effective for interim and annual reporting periods beginning after December 15, 2010.  The Company expects that the adoption of ASU 2010-06 will not have a material impact on its consolidated financial statements.

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

Investments

The Company values the equity investments in private companies and restricted stock of public companies using the cost method of accounting. The Company monitors these investments for factors indicating a permanent impairment of value. The Company recognized no impairment loss on investments for the nine months ended March 31, 2010 and 2009, respectively.

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

Impairment of Long-Lived Assets and Other Intangible Assets

The Company reviews the carrying value of its long-lived assets, including indefinite-lived intangible assets consisting primarily of goodwill and telecommunications licenses in China, whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the assets by estimating the future net cash flows expected to result from the assets, including eventual disposition. If the future net cash flows are less than the carrying value of the assets, an impairment loss is recorded equal to the difference between the asset's carrying value and its fair value. As of March 31, 2010 and 2009, the Company recorded no impairment of assets.

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

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the nine months ended March 31, 2010 and 2009.

	For the nine months ended March 31,	For the nine months ended March 31,
	2010	2009
Warrants issued in conjunction with financing	350,000	563,200
Contingent shares potentially issuable for acquisitions	--	950,000
Common stock options	--	48,513

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the nine months ended March 31, 2010 and 2009, the Company had significant operating losses which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraphs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As shown in the accompanying financial statements, the Company has incurred net losses of approximately $2,695,041 and compared to a gain of $875,622 for the nine months ended March 31, 2010 and 2009, respectively. Additionally, during the nine months ended March 31, 2010 and 2009, the Company has used cash flow in operations of approximately $923,294 and $2,260,216. Accumulated deficit amounted to $32,779,556 and $29,576,504 as of March 31, 2010 and June 30, 2009, respectively.

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

NOTE 3 - BUSINESS COMBINATIONS

A.	Businesses Owned as of March 31, 2010

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

B.	Companies disposed of prior to March 31, 2010

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

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 3 - BUSINESS COMBINATIONS (Continued)

The following table presents the allocation of the acquisition cost of VCG, including the assets acquired and liabilities assumed, based on their fair value:

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

6.

On March 31, 2008, CVC INTL, a subsidiary of the Company acquired all of the assets of Brilliant Telecom Group, LLC (“Brilliant Assets”) a VoIP service provider.  The Company issued 1,000,000 shares of common stock at closing.  The Company has valued the Brilliant Assets at $1,040,000.

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

The Company recognized gain of $4,648,937 on the sale for the year ended June 30, 2009.  The following summarizes the combined operating results of these six subsidiaries and VCG for the nine months ended March 31, 2010 and 2009 (through representative dates of sale or termination), classified as discontinued operations for all periods presented.

	For the nine months ended March 31,	For the nine months ended March 31,
	2010	2009
Revenue	--	33,687,278
Cost of revenues	--	32,983,340
Gross profit		703,938
Expenses	--	707,877
Other income	--	423,993
Net income (loss)	--	421,054

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 5 - PROPERTY AND EQUIPMENT

Major categories of property and equipment at March 31, 2010 and June 30, 2009 were as follows:

	March 31, 2010	June 30, 2009

Computer equipment	$550,885	$266,217
Furniture, fixtures and equipment	186,821	265,657
Motor vehicles	14,059	61,448

Less: accumulated depreciation and amortization	(283,826)	(211,677)

Total property and equipment	$467,939	$381,645

The Company leased a computer information integration system under a capital lease (see Note 7). Accumulated depreciation of the leased assets as of March 31, 2010 was $ 135,437.

For the nine months ended March 31, 2010 and 2009 depreciation expense totaled 87,174 and 83,805, respectively.  For the three months ended March 31, 2010 and 2009 expenses totaled 38,730 and 19,226, respectively.

As of March 31, 2010, all furnishings and equipment located in United States amounting to $223,048were pledged by the Company to secure notes payable (see Note 8).

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

The Company’s balance sheet reflects goodwill of $6,009,404 and $6,009,404 as of March 31, 2010 and June 30, 2009, respectively.

During the nine months ended March 31, 2010 and 2009, the Company did not capitalize any costs related to internal software development.  The Company recorded amortization expense related to the internal software development costs placed in service as of January 18, 2006, the acquisition date of Candidsoft.

Other identifiable intangible assets consist of the acquired licenses to provide telecom services in certain districts within China, capitalized software, and a patent. Other intangible assets as of March 31, 2010 and June 30, 2009 are as follows:

	Live	March 31, 2010	June 30, 2009
Patent – software	10 Years	49,000	49,000
Total		49,000	49,000
Less accumulated amortization		(15,204)	(7,104)
		$33,796	41,896

For the nine months ended March 31, 2010 and 2009 amortization expense totaled $8,100 and $5,400, respectively.  For the three months ended March 31, 2010 and 2009 amortization expense totaled 2,700 and $1,704, respectively.

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

NOTE 7 –CAPITAL LEASE OBLIGATIONS

	March 31, 2010	June 30, 2009

Capital lease obligation bearing an interest rate of 6.676% per annum	$77,958	$77,958
Less: Current portion of capital lease obligation	(48,367)	(38,184)
Non-current portion of capital lease obligation, less current portion	$29,591	$39,774

F19

NOTE 7 –CAPITAL LEASE OBLIGATIONS(Continued)

Future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of March 31, 2010 are as follows:

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

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 8 –NOTES PAYABLE

The Company’s notes payable to financial institutions and third parties consist of the following as of:

	March 31	June 30
	2010	2009

Not Note payable to a third party with interest at 12% and collateralized by certain assets hheld by a related party. The note is due on demand. Additionally, this note included edetachable warrants to purchase 560,000 shares of the Company’s common stock, whiwhich expired May 31, 2006.	$-	$25,614

Not Note payable to an individual, interest accrues at 24% and is payable monthly. The note is collateralized by certain assets held by a related party, and is due on demand.	50,000	50,000

Not Note payable to an individual due October 5, 2009 with interest at 18% and collateralized by certain assets held by a related party.	44,000	47,000

Not Note payable to an individual due July 31, 2010 without interest and collateralized by certain Company Stock.	133,333	200,000

Note payable to a third party with interest at 18% and collateralized by certain assets held by a related party.	100,000

Les Total discounts	-	-

Sub Total	327,333	322,614
Les current portion	327,333	305,947

Lon Long Term Debt	$-	$16,667

NOTE 8 –NOTES PAYABLE (Continued)

The Company’s notes payable to related parties consist of the following as of:

	March 31,	June 30,
	2010	2009

Not Notes Payable to investment entities controlled by a related party with interest at 18% and due on August 15, 2010. The notes are secured by certain assets of the Company.	1,239,100	341,000

Note Payable to a relative of a company officer, payable on demand.                                                  100,000                     -

Advance from investment entity controlled by a related party with interest at 6% and due

on June 30, 2010.  The note is secured by certain assets of the Company.                                          483,000                      -

	.	.
	1, 822,100	341,000
Les current portion	1,822,100	-

Lon Long term debt	$-	$341,000

The future maturities of the notes payable to third parties and related parties are as follows:

2010	2,039,333
2011	-
2012	-

Total	$2,039,333

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

No preferred shares were issued or redeemed during the three months ended March 31, 2010.

NOTE 9 –EQUITY (Continued)

Common Stock

During the three months ended March 31, 2010 the Company issued no common stock.

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

Operating Leases

The Company’s rent expense amounted to $56,382 and 100,250 for the nine months ended March 31, 2010 and 2009.  The Company’s rent expense amounted to$18,794 and 19,103 for the three months ended March 31, 2010 and 2009.  The Company did not have any long-term non-cancelable lease commitments for its offices, warehouse and other facilities.  There were no minimum rental commitments under non-cancelable long-term operating leases within the next five years.

NOTE 11 - RELATED PARTY TRANSACTIONS

Related Party Payables

A company owned or controlled by a major shareholder, director and officer of CHVC has loaned funds to the Company secured by all of the assets of the Company.  These advanced funds are due on demand and bear interest at 18%.  The balance as of March 31, 2010 and June 30, 2009 and was $322,784 and $322,784, respectively.

An individual who is an employee and/or director of the Company has advanced funds to the Company on unsecured terms bearing interest at 8%. The balance on these advances was $97,990 and $6,990 as of March 31, 2010 and June 30, 2009, respectively.

An employee of one of the Company’s China subsidiaries has advanced funds to the Company on unsecured terms. This advance does not bear interest. The balance due on this advance was $73,129 and $73,048 as of March 31, 2010 and June 30, 2009, respectively.

Related Party Notes Payables

As disclosed in  Note  8,  notes payable of $1,129,000 and $341,000 as of March 31, 2010 and June 30, 2009, respectively, were issued  to  investment entities controlled by a related party.  The notes are secured by certain assets of the Company and bear interest at 18% per annum and are due on August 15, 2010.

As disclosed in Note 8, notes payable of $100,000 were issued to an individual who is a relative of an employee and/or director of the Company as of March 31, 2010.  The note is secured by certain assets of the Company and does not bear interest and is due on demand.

As disclosed in Note 8, an investment entity controlled by a related party advanced $483,000 to the Company as of March 31, 2010.  The Note bears interest at 0% and is secured by certain assets of the Company.

Interest paid under these notes was none and $48,061 for the three months ended March 31, 2010 and 2009.

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 11 - RELATED PARTY TRANSACTIONS (Continued)

Related Parties receivables

As of March 31, 2010 and June 30, 2009, the Company had the loaned $92,300 to Wrio as discussed below under Joint Venture.

Agency Agreement

A Corporation controlled by Hin Hiong Khoo, a related party, acts as agent for the Company by holding a Singapore bank account and shares of Vastland for the benefit of the Company.

Joint Venture

The Company has entered into a joint venture with WRIO, Corp., dated May 31, 2006, wherein WRIO, Corp. and the Company, through contributions of $1,000 each, are 50/50 partners in the exploitation of wireless broadband technology owned by WRIO, Corp. in China.  WRIO, Corp is controlled by an officer and director of the Corporation.  No revenues were earned under this joint venture during 2009 and 2008, accordingly, no revenues or expense have been reflected in these financial statements. In addition, the Company has loaned $92,300 to Wrio as of March 31, 2010 and June 30, 2009.

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

Assets in Foreign Country – The Company has assets related to its China operations which are located in the Peoples Republic of China.  Assets held outside of the United States were as follows:

	March 31, 2010	June 30, 2009

Tangible assets	$1,126,720	$900,587

Goodwill and other identifiable intangible assets	6,043,200	6,051,300

Total assets	$7,169,920	$6,951,887

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

The following table represents the effective tax rate of the Company:

	March 31, 2010	March 31, 2009

Gain <Loss> from operations	<2,744,047>	676,268

Tax benefit:
Federal current	-	-
Federal deferred	-	-
U.S. State	-	-
Foreign	-	-

Total tax benefit	$-	$-

Effective tax benefit rate	0.0%	0.0%

The difference between the tax benefit rate and the statutory benefit rate is as follows:

	March 31, 2010	March 31, 2009

Statutory benefit rate	34.0%	34.0%

Non taxable income	(34.0%)	(34.0%)

Effective tax benefit rate	0.0%	0.0%

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 13 – INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	March 31, 2010	June 30, 2009

Deductible temporary differences:
U.S. federal deferred operating loss	$3,731,203	$3,489,746
State deferred operating loss	322,782	337,799
Foreign deferred operating loss	101,795	129,032

Less: valuation allowance	<4,155,780>	(3,956,577)

Total tax assets	$-	$-

At March 31, 2010, the Company had carry forward losses for income tax purposes of approximately $10,974,128 that may be offset against future taxable income.  Due to the uncertainty regarding the success of future operations, management has recorded a valuation allowance equal to 100% of the resultant deferred tax asset.

The carry forward losses expire in future years through 2029 as follows:

Expiration Year	Amount

2025	$109,872
2026	1,499,867
2027	4,790,794
2028	3,863,427
2029	710,168

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 14 – WARRANTS

The Company has issued warrants to purchase its common stock in connection with financing transactions.  As of March 31, 2010, the warrants are exercisable and have terms as follows:

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

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

 NOTE 16 – TRANSACTION WITH FLINT TELECOM GROUP INC. (Continued)

The Company received total consideration of $500,000 cash and 21,000,000 shares of Restricted Common Stock of FLTT at the January 29, 2009 closing. In addition, the Company has received payments of $700,000, for a total cash payment of  $1,200,000 cash and  $1,800,000 worth of FLTT Preferred Stock, along with FLTT’s non interest bearing Promissory Note for $7,000,000 payable in three equal installments on December 31, 2009, July 31, 2010, and December 31, 2010  FLTT has redeemed $550,000 worth of Preferred Stock and is obligated to redeem $250,000 worth per month on the 15th day of July through November, 2009. The total consideration is $1,200,000 cash, $1,800,000 of redeemable Preferred Stock the, $7,000,000 Promissory Note and 21,000,000 shares of Restricted Common Stock of FLTT, valued at $7,980,000, for a total consideration of $17,980,000. The Company has allocated $3,150,000 of the total consideration for the issuance of stock and $14,830,000 to the sale of the subsidiaries and recognized a gain of $4,648,937.  The Company has deferred a gain of $3,850,000 as of June 30, 2009 until the receipt of the proceeds of the $7,000,000 Promissory Note is no longer uncertain. The $7,000,000 is due from FLTT in three equal installments on December 31, 2009, July 31, 2010 and December 31, 2010.  Flint failed to make the payments and December 31, 2009, and has issued an 8-K outlining a retrenchment of its business.

As of March 31, 2010 the Company’s investment in FLTT represented 25.2% of the ownership of FLTT. The Company accounts for its interest in FLTT under the equity method of accounting and, the Company must report its portion of the FLTT loss for the three months ended March 31, 2010.  Flint has not released its earnings for the three months ended March 31, 2010 and the company has recorded an estimated loss of $293,000 based on the operating loss reported in the three months ended December 31, 2009.

NOTE 17 – SINO BEYOND LTD. TRANSACTIONS

During the nine-months ended March 31, 2010 the Company incorporated Sino Beyond Ltd., a wholly owned Hong Kong subsidiary, in order to facilitate acquisitions of companies in China.  On September 10, 2009 the Company issued 100,000,000 shares of its common stock to Sino Beyond Limited in exchange for a note receivable of $15,000,000, which has substantially contributed to capital.  As of March 31, 2010, the stock is treated as being outstanding because it is owned by a wholly owned subsidiary.

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

During the year ended June 30, 2008 our focus in China has revolved around improving the SKY O/A ™ Enhanced Services Platform and establishing the infrastructure to support our Chinese government contracts.  As a result of the narrowed focus, the Company completed the abandonment of an unsuccessful operation in China and then sold another Chinese company which proved to be incompatible with our plans.  Candidsoft’s revenues also stagnated, as its efforts were concentrated on developing the SKY O/A ™ product and transitioning to an application service provider (ASP) reoccurring revenue model.  The Company also gained a significant partner to provide connectivity, installation, first level customer support and billing to Candidsoft’s customers with China Netcom (CNC), which  merged with China Unicom, a major Chinese telco.   Also, in July 2007 Vastland Holdings (Beijing) Co. Ltd. (“Vastland”) was formed as a Wholly Owned Foreign Entity (“WOFE”) incorporated in the People’s Republic of China through a Singapore-domiciled company VoIUM Communications Pte. Ltd. Vastland is registered as a high-tech industry Company in China. This entity enables foreigners to legally operate and move funds in and out of China through an established banking relationship with HSBC.

During the year ended June 30, 2009, our products began to be utilized in China. We began realizing sales in the quarter ended December 31, 2008, but were subjected to a long delay in implementing our plan because of the merger between China Netcom and China Unicom. The delay led to the Company to determine that the values of its telecom licenses and software licenses, totaling $6,214,574, had been impaired as of June 30, 2009 because the licenses were not generating current revenue. Subsequent to June 30, 2009 the Company has partnered with a Singapore internet appliance company which enables the Company to utilize multiple forms of connectivity   including China’s 3G wireless network. We expect to begin installations again in the next few months.

In July 2009 CHVC acquired Sino Beyond Limited, a Hong Kong company. Shortly after the acquisition, CHVC injected company valuable assets into this entity which have been certified by Certified Public Accountants, BDO Limited. During 2010 CHVC plans to use Sino Beyond’s securities to acquire complementary Chinese businesses to support CHVC’s current China operations.

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

Because of delays experienced in receiving payments fom Flint, in late 2009 and early 2010, CHVC established two U.S. subsidiary companies to rebuild its U.S. operations, Wize Prepaid Inc, and CVC Globalcall Inc. In the U.S. the companies engage in two related activities; as a provider of Prepaid Calling Cards targeted at large population ethinic groups and as a provider of wholesale VoIP telecommunications services focused on selling high volumes of international termination minues to Carrier and other Service Provider customers. Wize Prepaid, Inc. is a provider of low cost prepaid calling cards to make international long distance calls. The company has built its reputation on providing high quality with great customer service at one of the nation’s most competitive prices. Wize branded prepaid calling cards are currently sold on the east coast but the company expects to add additional master distributors to provide complete nationwide coverage by the end of 2010.

CVC GLOBALCALL, INC. serves fixed line, mobile, wholesale and VoIP carriers as well as calling card, ISPs and content providers around the world who buy and sell voice and IP telecommunications capacity. The Company’s Network Operations Center (NOC) is fully manned 24 x 7. Our NOC is a secure location that contains battery backup and power generators to eliminate electrical outages, and several rack-mounted servers and other equipment needed to support our network. The NOC monitors all aspects of the technical environment, from its extensive backbone to network routers, SIP proxies, numerous routing gateways and soft switches. The company’s network consists primarily of communications service providers that buy and sell international voice minutes through our enhanved services platform. Most of the Company’s business is generated by us acting as a cost-effective middleman to direct connections. In this very fluid and ever changing business, rates change frequently as do the availability of quality routes. Additional information on the Company may be found at www.cvcglobalcall.com.

Our current revenue sources are as follows:

•

Wize branded prepaid calling cards distributed in the U.S.

•

VoIP wholesale international termination services.

•

SKY O/A – Candidsoft’s Office Automation Application Licensing

•

SKY O/A with integrated next generation proprietary Digital Telephone Services (VoIP) or wireless GSM terminal (referred to as a “seat”).

•

SKY O/A based custom government and logistics applications.

The Company is experiencing substantial growth from its U.S. operations and anticipates that U.S. growth will continue and China Operations will expand substantially in its fiscal year ended June 30, 2011.

Comparisons by Period

The financial information discussed herein has not been reviewed by our independent public accountant as required by Rule 10-01(d) of Regulation S-X.

Nine Months Ended March 31, 2010 and 2009

Revenues .  Revenues for the nine months ended March 31, 2010 were $1,660,927, a $793,170 increase as compared to $867,757for the nine months ended March 31, 2009 (reclassified to exclude discontinued operations).  The increase in revenues for the nine months is primarily attributed to U.S. business activities begun during the nine months ended March 31, 2010.

Gross Income .  Gross income for the nine months ended March 31, 2010 was $374,418, a $72,960 increase as compared to $301,458 for the nine months ended March 31, 2009 (reclassified to exclude discontinued operations).  The increase in gross income is attributed to increased lower margin sales in the U.S.

Operating Expenses .  For the nine months ended March 31, 2010 expenses were $880,716- versus the $3,084,827 reported for the nine months ended March 31, 2009 (reclassified to exclude discontinued operations). The $2,204,111 decrease in expenses is attributed primarily to reductions in corporate overhead expenses resulting from the sale of the Company’s U.S. operations.

Non Operating Income and Expenses .  The Company’s non operating loss for the nine months ended March 31, 2010 was $216,383 compared to a net income of $61,139 for the nine months ended March 31, 2009. The $277,522 increase in net loss was caused primarily by an accounting fee refund of $115,000, decrease in a tax credit income of $242,730, and an increase of $196,856 in interest expense and other financing costs.

Loss on Equity Investment.  For the nine months ended March 31, 2010 the Company recorded a loss on its equity investment in Flint of $1,972,361, representing the Company’s estimated portion of the Flint loss for the nine months, an increase of $1,632,247 over the $340,114 loss reported in the nine months ended March 31, 2009.

Net Loss.  For the nine months ended March 31, 2010 the Company reported a net loss of $2,744,047 compared to a net income of $676,268for the prior period. The increased net loss of $3,420,215 was primarily the result of the $3,937,966 income from discontinued operations and the $1,632,247 loss on equity investment, reduced by the $2,204,111 decrease in operating expenses.

Quarter Ended March 31, 2010 and 2009

Revenues .  Revenues for the quarter ended March 31, 2010 were $1,188,880 an $886,214 increase as compared to $32,666 for the quarter ended March 31, 2009 (reclassified to exclude discontinued operations).  The increase in revenues for the quarter is primarily attributed to U.S. business activities begun during the quarter ended December 31, 2009.

Gross Income .  Gross income for the quarter ended March 31, 2010 was $291,719 a $123,792 increase as compared to $167,927 for the quarter ended March 31, 2009 (reclassified to exclude discontinued operations).  The decrease in gross income is attributed to increased lower margin sales in the U.S.

Operating Expenses .  For the quarter ended March 31, 2010 expenses were $351,505 versus the $746,685 reported for the quarter ended March 31, 2009 (reclassified to exclude discontinued operations).  The $395,180 decrease in expenses is attributed primarily to reductions in corporate overhead expenses resulting from the sale of the Company’s U.S. operations.

Non Operating Income and Expenses .  The Company’s non operating loss for the quarter ended March 31, 2010 was $153,403 compared to a net income of $156,479 for the quarter ended March 31, 2009. The $309,882 increase in net loss was caused primarily by a decrease of tax credit income of $242,730 and an increase of $83,611 in interest expense and other financing costs.

Loss on Equity Investment.  For the quarter ended March 31, 2010 the Company recorded a loss on its equity investment in Flint of $293,000, representing the Company’s estimated portion of the Flint loss for the quarter, a decrease of $47,114 over the $340,114 loss recorded in the three months ended March 31, 2005.

Net Loss.  For the quarter ended March 31, 2010 the Company reported a net loss of $496,541compared to a net income of $2,478,490 for the prior period. The increased net loss of $2,975,031 was primarily the result of the $3,325,724 income from discontinued operations, the $47,114 decreased loss on equity investment, and by the $395,180 decrease in operating expenses.

Discontinued Operations

The operating income or loss from the discontinued operations is reported as a single net number on the income statement. The Company reported no net operating income for the nine months ended March 31, 2010, and  net operating income of $421,054 from sales of $33,687,278 in the nine months ended March 31, 2009.

Liquidity and Cash Resources

For the quarter ended March 31, 2010 the Company reported a net loss of $496,541 compared to a net income of $2,478,490 for the prior period. The Company’s cash balance at March 31, 2010 was $177,730.

The Company had a decrease in cash of $7,690 for the nine months ended March 31, 2010, compared to a decrease in cash of $2,042,898 for the comparable period of 2009.  Cash resources of $923,294 were used in continuing operations for the nine months ended March 31, 2010 as compared to $2,260,216 used in continuing operations for the same period of 2009.  Cash provided by investing activities of continuing operations was $183,223 for the nine months ended March 31, 2010 as compared to $567,479 provided by investing activities for the same period of 2009.  Cash provided by financing activities of continuing operations was $1,060,678 for the nine months ended March 31, 2010 as compared to $402,183 used in the same period in 2009.   Our principal sources of cash during the quarter ended March 31, 2010 were the proceeds from short term borrowing.

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

(a)           Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation of its disclosure controls and procedures, our Chief  Executive Officer and Chief Financial Officer have concluded  that, as of  March 31, 2010 and as of the date of filing, the controls, and procedures were effective at a reasonable  assurance level and will continue to operate as designed, except for data required from an unconsolidated subsidiary which was not provided and has resulted in the Company’s inability to receive a review of its Financial Statements from its independent auditors.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of March 31, 2010, our internal control over financial reporting is effective based on these criteria.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

Item 1A.  Risk Factors - Not applicable to Smaller Reporting Companies.

Item 2.     Unregistered Sales of Equity Securities

The following issuances have occurred during the Quarter Ended March 31, 2010:

Common Stock

We issued no shares of Common Stock during the Quarter Ended March 31, 2010

Preferred Stock

We have issued no shares of our Series A Preferred Stock during the Quarter Ended March 31, 2010.

The information above is a summary of transactions by our company within the Quarter Ended March 31, 2010 involving sales of its securities that were not registered under the Securities Act of 1933 (the “Act”).  For each transaction we relied upon the following exemption(s) from registration under the Act, and each such issuance is noted at the end to correspond to one of these exemptions:

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

Date:           May 21, 2010

CHINA VOICE HOLDING CORP.

By:            /s/ D. Ronald Allen

D. Ronald Allen, Chief Financial Officer