Form 10-K
period 2010-06-30
China Voice Holding Corp.
filed 2011-03-16
CIK 1333491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                            June 30, 2010

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

______________________________

(Address of principal executive offices) (Zipcode)

Registrant’s telephone number, including area code: (561) 394-2482

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      ☐ No       ☒

Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       ☐                                           Accelerated filer ☐

Non-accelerated filer         ☐                                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐  No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s second fiscal quarter: $12,428,393.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 171,020,688

DOCUMENTS INCORPORATED BY REFERENCE:           None

TABLE OF CONTENTS

PART I

Item 1.  Business..............................................................................................................................................................1

Item 1A.

Risk Factors.......................................................................................................................................................10

Item 1B.

Unresolved Staff Comments – Not Applicable............................................................................................10

Item2.

 Properties...........................................................................................................................................................20

Item 3.

Legal Proceedings............................................................................................................................................20

Item 4.

Submission of Matters to a Vote of Security Holders................................................................................21

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities .......................................................................................................................21

Item 6.

Selected Financial Data....................................................................................................................................24

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation...............25

Item 7A

Quantitative and Qualitative Disclosures About Financial Risk...............................................................30

Item 8.

Financial Statements and Supplementary Data............................................................................................30

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............30

Item 9A(T)

Controls and Procedures.................................................................................................................................30

PART III

Item 10.

Directors, Executive Officers and Corporate Governance........................................................................31

Item 11.

Executive Compensation...............................................................................................................................32

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.................................................................................................................................... 34

Item 13.

Certain Relationships and Related Transactions, and Director Independence....................................35

Item 14.

Principal Accountant Fees and Service[See Item 9(e) of Schedule 14A]..............................................36

PART IV

Item 15.

Exhibits and Financial Statement Schedules.............................................................................................37

Financial Statements  .........................................................................................................................................F-1

Rule 8-02 of Regulation S-X requires that annual financial statements included in annual reports on Form 10-K be audited by an independent public accountant using professional standards and procedures for conducting such audits, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission (SEC).  The Company has been unable to obtain an audit of its financial statements included in the report before the filing date because of uncertainties regarding its viability and asset valuations. Consequently the accompanying unconsolidated financial statements as of June 30, 2010 and for the year then ended have not been audited by an independent public accountant.

Furthermore, Section 302 of the Sarbanes-Oxley Act of 2002 (“Section 302”) requires our Chief Executive Officer and our Chief Financial Officer to certify concerning the Company’s disclosure controls and procedures, internal controls over financial reporting in accordance with the rules of the SEC, and disclosures concerning their evaluation of those controls to the Company’s auditors and Audit Committee.  Additionally, Section 906 of the Sarbanes-Oxley Act (“Section 906”) requires our Chief Executive Officer and Chief Financial Officer to certify that this Annual Report on information contained in the report fairly presents, in all material respects, our financial condition and results of operations.  Those certifications are omitted in this filing only because the financial statements accompanying this report have not been audited by an independent public accountant.  The Company believes that this report otherwise meets all of the qualifications of the Exchange Act and the rules and regulations thereunder governing the preparations and filing of annual reports as referenced in the certifications.  Before our officers can make such certifications, our independent public accounting firm must complete its audit of the consolidated financial statements appearing elsewhere in this report, as required by SEC rules.  Once our auditor completes its audit, we will file an amendment to this report pursuant to which our Chief Executive Officer and Chief Financial Officer will make the certifications required under Section 302 and Section 906.

Item 1. Business

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

Company Overview

China Voice Holding Corp. ("CHVC") is a U.S. publicly-traded holding company headquartered in South Florida with a portfolio of next-generation communications products and services doing business in the United States and the People's Republic of China.  In the United States, the Company has offices and operations located in Boca Raton, Florida and in Dallas, Texas.  The Company offers VoIP communications services and prepaid calling cards in the United States.  In China, the Company operates in Beijing and Nanning.

In July 2007 CHVC formed Vastland Holdings (Beijing) Co. Ltd. (“Vastland”) a Wholly Owned Foreign Entity (”WOFE”) incorporated in the People’s Republic of China.  CHVC’s China subsidiary, Candidsoft Technologies Company Ltd. of Beijing, Inc. (Candidsoft), is an international communications company based in the Zhong-Guan-Cun Science and Technology Park in Beijing, China.  The Company has written off the investment in Vastland and Candidsoft as of June 30, 2010 because of delays in implementing deliveries on previously acquired contracts.

In the U.S. the Company engages in two related activities; as a provider of prepaid calling cards targeted at large population ethnic groups and as a provider of wholesale VoIP telecommunications services focused on selling high volumes of international termination minutes to Carrier and other Service Provider customers.

Wize Prepaid, Inc. is a provider of low cost prepaid calling cards to make international long distance calls.  The company has built its reputation on providing high quality with great customer service at one of the nation’s most competitive prices.  Wize branded prepaid calling cards are to be sold on the East Coast though regional master distributors.

CVC Globalcall, Inc. serves fixed line, mobile, wholesale, and VoIP carriers as well as calling card, ISPs and content providers around the world who buy and sell voice and IP telecommunications capacity.  The company’s Network Operations Center (NOC) is fully manned 24 x 7.  Our NOC is a secure location that contains battery backup and power generators to eliminate electrical outages, and several rack-mounted servers and other equipment needed to support our network.  The NOC monitors all aspects of the technical environment, from its extensive backbone to network routers, SIP proxies, numerous routing gateways, and soft switches.  The company’s network consists primarily of communications service providers that buy and sell international voice minutes through our enhanced services platform.  Most of the company’s business is generated by us acting as a cost-effective middleman to direct connections.  In this very fluid and ever changing business, rates change as frequently as do the availability of quality routes.  The company focuses on selling high volumes of international termination business.  The Company has Network Operations Centers located in Boca Raton, Florida and Ile-Perrot Quebec, Canada.

Our Growth Strategy

The Company’s focus is to build a solid and profitable foundation to support U.S. operations through organic growth as well as pursuing targeted acquisitions of synergistic companies to achieve growth in profitable business niches.  The Company can gain quick access to large numbers of customers through properly planned acquisitions, using this synergy to provide multiple growth opportunities in existing businesses.

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

•

During the year ended June 30, 2010, we formed two U.S. companies, Wize Prepaid Inc., and CVC Globalcall to engage in the U.S. VoIP communications and prepaid calling card business.  These companies operate the business of CVC INT’L, Phone House of Florida Inc., Dial Tone Communications, and StarCom Alliance Inc., which were sold to Flint Telecom Group Inc. on January 29, 2009 and reacquired on May 28, 2010.

•

The Company has two inactive U.S. subsidiaries, Sino-Connection Corp and Voium U.S.A. Inc.

Foreign Companies

•	Voium Technologies, Ltd. is a Cayman Islands corporation that acts as the holding company for our Chinese companies.

•	Sino Beyond Limited is a Hong Kong corporation formed to facilitate acquisitions in China. It is currently not active.

•

In China, we own 100% of Vastland Holding Beijing Co. Ltd., a Wholly-Owned Foreign Enterprise (WOFE) established in July 2007, that is an approved and registered legal entity operating within China that allows us to bank through HSBC, and Candidsoft Technologies Company Ltd. of Beijing, Inc., acquired in January  2006, of which we own 65%.  As consideration, we issued 4,925,000 shares of our common stock and, subject to satisfaction of certain future earnings objectives of Candidsoft, we may issue up to an additional 2,000,000 shares of common stock to the selling Candidsoft stockholders. The Company’s investment in Vastland and Candidsoft was written off as of June 30, 2010.

An organizational chart of our Chinese operating structure is as follows:

China Voice Holding Corp. (US)

v

v

v

VOIUM Technologies, Ltd. (Cayman Islands)

v

v

v

Beijing co. Ltd. (PRC)	Candidsoft Technologies Company, Ltd. (PRC)	Vastland Holding
00%	65% (1)	1

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

Products and Services

The Company engages in two related activities; as a provider of prepaid calling cards targeted at large population ethnic groups and as a provider of wholesale VoIP telecommunications services focused on selling high volumes of international termination minutes to Carrier and other Service Provider customers.  Wize Prepaid, Inc. is a provider of low cost prepaid calling cards to make international long distance calls.  The company has built its reputation on providing high quality with great customer service at one of the nation’s most competitive prices.  Wize branded prepaid calling cards are currently sold on the East coast.

CVC Globalcall, Inc. serves fixed line, mobile, wholesale, and VoIP carriers as well as calling card, ISPs and content providers around the world who buy and sell voice and IP telecommunications capacity.  The company’s network consists primarily of communications service providers that buy and sell international voice minutes through our enhanced services platform.  Most of the company’s business is generated by us acting as a cost-effective middleman to direct connections.  In this very fluid and ever changing business, rates change as frequently as do the availability of quality routes.

Distribution and Marketing

The company markets its prepaid calling cards through wholesale master distributors, currently marketed on the East coast.  CVC Globalcall, Inc. markets directly to fixed line, mobile, wholesale, and VoIP carriers as well as calling card, ISPs, and content providers around the world who buy and sell voice and IP telecommunications capacity.  Most of the company’s business is generated by us acting as a cost-effective middleman to direct connections.

Technology and Intellectual Property

We employ a number of technologies, some of them proprietary, to deliver our next-generation communications services.  Through our China subsidiary, Candidsoft, we have developed China’s first patented groupware/office automaton with integrated VoIP.

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

During the most recent two years ended June 30, 2010, we made no research and development expenditures.

Customers and Certain Contracts

In the U.S. our prepaid calling card customers consist of wholesale distributors of calling cards.  Our wholesale VoIP communications targets fixed line, mobile, wholesale, and VoIP carriers as well as calling card, ISPs, and content providers operating in the U.S. and worldwide.

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

We believe the principal factors that generally determine a company’s competitive advantage in Communications Software products and services market include the following:

•	broad functionality, durability and reliability of products and services;

•	proven record of products and service;

•	broad understanding of the availability of products in the industry;

•	flexibility and configurability to meet complex customer requirements;

•	commonality of parts, hardware and transparency;

•	ease of integration with existing equipment; and

•	competitive sales and marketing capabilities.

Employees

As of June 30, 2010, we had approximately 18 employees, 9 of which are located in China working with Candidsoft, our Communications subsidiary.  Employees working in the U.S. and Singapore include corporate administrative and executive personnel.   Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage.  We believe we have good relations with our employees.  To continue expanding our revenues we will require additional staffing and support, particularly in the areas of administrative, engineering, sales and administration.

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

•

Supply a wireless broadband network built upon the patent-pending Hybrid Digital Video Broadcast (HDVB™) technology developed by WRIO Wireless Broadband Technology, which utilizes a proprietary, centralized, long-range, high-data rate forward link based on the Digital Video Broadcast (DVB) international standard. The technology provides very high-speed transmission of voice, data, and video information at an infrastructure cost which is less than 20% of competitive technologies. In addition, due to its unique topology and its full quality of service support, WRIO’s network supports a wide variety of applications, such as video broadcasting, Voice over IP (VoIP), video conferencing, and digital radio. This allows the Company to provide VoIP services on its own network. It also allows flexible configuration for secure, inter-office virtual private networks and custom, high-data rate applications. We expect to allocate resources to this project during 2011.

 Item 1A. Risk Factors

You should consider carefully the following risk factors before you decide to purchase our common stock. Investing in our securities is speculative and involves a high degree of risk.

Risks Related to Our Business

During the years ended June 30, 2010 and 2009, the Company had significant operating losses which raise substantial doubt about the Company’s ability to continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred net losses of $15,846,169 and $6,370,697 for the years ended June 30, 2010 and 2009, respectively. Additionally, during the years ended June 30, 2010 and 2009, the Company has used cash flow in continuing operations of approximately $2,279,379 and $2,519,395. Accumulated deficit amounted to $46,081,924 and $29,576,504 as of June 30, 2010 and 2009, respectively, and there was a deficit in shareholder equity of $2,611,043 at June 30, 2010.

In addition, the Company has been unable to produce audited financial statements because of material uncertainties related to its viability and asset valuations.

Currently, the operations of the Company are funded through issuance of debt and equity instruments and borrowings from related parties. Management’s plans to generate cash flow include expanding the Company’s existing operations, as well as through additional acquisitions. Additionally, the Company may raise additional funds by raising additional capital through debt or equity offerings in an effort to fund the Company’s anticipated expansion. There is no assurance additional capital will be available to the Company on acceptable terms.

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

During the year ended June 30, 2010 the Company determined that it was unable to implement its business plan in China and wrote of the asset value of $6,372,932.

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

Risks Related to Doing Business in China

During the year ended June 30, 2010 the Company has determined that it is unable to implement its business plan in China and wrote off the asset value of $6,372,932.

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

Our common stock is currently quoted on the over the counter “Pink Sheets” market with a notation that only limited information is available.  As a result, our stockholders may find it more difficult to dispose of or obtain accurate market value quotations.  Also, our common stock may be substantially less attractive for margin loans, investment by financial institutions, or as consideration in future capital raising transactions. An active public market for shares of our common stock may not develop, or if one should develop, it may not be sustained. Therefore, our stockholders may not be able to find purchasers for their shares of our common stock. Further, prior to our approval for trading on an exchange, the liquidity of our shares of common stock will be reduced, which could adversely affect our business and results of operations by making it more difficult for us to raise equity financing if necessary.

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

Item 2. Properties

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

Item 3. Legal Proceedings

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

Since July 2008, the Company has been subject of an ongoing investigation by the U.S. Securities and Exchange Commission (“SEC”).  The Company and its officers and directors have been cooperating with the investigation and will continue to do so.  The SEC’s investigation has been wide in scope, but has focused on press releases and disclosures regarding the prospects of the Company’s business in China, press releases and disclosures related to Flint Telecom’s 2009 acquisition of certain of the Company’s subsidiaries, related party transactions and disclosures regarding the same, and investor awareness of the Company’s stock conducted by third parties.  The Company and certain of its officers have received several subpoenas for documents and testimony during the SEC’s investigation.  The Company cannot predict when the investigation will be completed or the further timing of any other developments in connection with the investigation nor can the Company predict the result or outcome of the SEC investigation.  The outcomes could include payments of fines or disgorgement or other relief with respect to the Company or its officers, directors, or employees that could be material to the Company.  Further, expenses incurred in connection with the investigation (which include substantial fees for lawyers) continue to adversely affect the Company’s cash position and profitability.

Subsequent to year end the Company filed a lawsuit against a lender to one of its subsidiaries claiming damages for breach of contract and other claims.  The amount of the debt in dispute is $617,800, and the Company has recorded the full amount on its books.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Securities

Market Price

While there is no established trading market for our common stock, our common stock is currently quoted on the Pink Sheets (www.pinksheets.com) include the symbol CHVC.PK.  The following table shows the range of high and low bid prices for our common stock as reported by the Pink Sheets, as the case may be, for each quarter since the beginning of fiscal year 2008. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended	High	Low
September 30, 2007	0.60	0.36
December 31, 2007	2.56	0.51
March 31, 2008	1.21	0.86
June 30, 2008	1.16	0.46
September 30, 2008	0.54	0.35
December 31, 2008	0.45	0.11
March 31, 2009	0.27	0.10
June 30, 2009	0.23	0.13
September 30, 2009	0.26	0.10
December 31, 2009	0.15	0.06
March 31, 2010	0.14	0.05
June 30, 2010	0.09	0.03

On February 14, 2011, the bid and ask prices for our common stock as reported on the Pink Sheets were $.020  and $.029 per share, respectively.

As of June 30, 2010, approximately 350,000 shares of our common stock are subject to outstanding options or warrants to purchase, or securities convertible into, our common shares.  Approximately 105,154,495 shares of our outstanding common stock could be sold pursuant to Rule 144 under the Securities Act of 1933.  Of the balance of our 171,020,688 shares outstanding, 65,286,193, are free trading and remainder, 580,000, were issued in the previous six months and will be eligible to be sold pursuant to Rule 144 after the shares have been held for six months.

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

Stockholder Matters

As of June30, 2010, a total of 171,020,688 shares of common stock were outstanding and held of record by 1,088  persons.

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

From April 1, 2009 to June 30, 2009, we issued 280,500 shares.

•	280,500 shares were issued to 1 U.S. person in a Regulation D offering in correction of a prior issuance. (4)

From July 1, 2009 to September 30, 2009 we issued 136,000 shares.

•

136,000 shares were issued to 2 non U.S. persons in a transaction under Regulation S for net proceeds of $4,730.  (3)

From October 1, 2009 to December 31, 2009 we issued 31,250 shares.

•

31,250 shares were issued to 1 non U.S. person in a transaction under Regulation S in correction of a prior issuance.  (3)

From January 1, 2010 to March 31, 2010 no shares were issued.

From April 1, 2010 to June 30, 2010 we issued 580,000 shares.

•

40,000 shares were issued to 1 non U.S. person in a transaction under Regulation S for a net proceeds of $2,400.  (3)

•

500,000 shares were issued to 1 U.S. person as dividend on Series A Preferred Stock valued at $25,000. (6)

•

40,000 shares were issued to 1 U.S. person as compensation valued at $2,000.  (5)

Preferred Stock

We have issued the following shares of our Series A Preferred Stock:

•  On October 1, 2008 we issued 2,000 shares to an affiliate of our CFO, D. Ronald Allen, in exchange for assumption of $1,000,000 debt. (2)

•  On November 1, 2008 we issued 1,250 shares to an affiliate of our CFO, D. Ronald Allen in exchange for the assumption of $361,243 of debt through acquisition of two subsidiaries of the Company.  (2)

Warrants

No warrants were issued during the year ended June 30, 2010.

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

Item 6. Selected Financial Data

Balance Sheet Data
	June 30, 2010	June 30, 2009

Total assets	$403,718	$19,028,361
Long-term liabilities, net	352,375	4,570,225
Total liabilities	3,014,761	5,394,858
Shareholders’ equity <Deficit>	<2,611,043>	13,633,503

	Year Ended June 30,

Statements of Operations Data:	2010	2009

Revenue	$4,599,233	$751,723
Operating (loss)	<7,425,672>	<9,686,583>
Net loss	<15,846,169>	<6,370,697>
Net loss per common share	<.09>	<.04>

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

The Company’s financial statements for the year ended June 30, 2010 and the accompanying notes have not been audited by an independent public accountant as required by Rule 8-02 of Regulation S-X.

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

During the year ended June 30, 2009, our products began to be utilized in China, but we were subjected to a long delay in implementing our plan because of the merger between China Netcom and China Unicom. The delay led to the Company to determine that the values of its telecom licenses and software licenses, totaling $6,214,574, had been impaired as of June 30, 2009 because the licenses were not generating current revenue.

Further delays in implementing the Company’s plans in China have resulted in a write off of the value of the Company’s China operations, $6,372,932, in the year ended June 30, 2010.

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

The Company received total consideration of $500,000 cash and 21,000,000 shares of Restricted Common Stock of FLTT at the January 29, 2009 closing.  In addition, the Company received payments of $700,000, for a total cash payment of $1,200,000 cash and $1,800,000 of FLTT Preferred Stock, along with FLTT’s non interest bearing Promissory Note for $7,000,000 payable in three equal installments on December 31, 2009, July 31, 2010, and December 31, 2010.  Prior to June 30, 2009, FLTT has also redeemed $550,000 worth of Preferred Stock.  The total consideration was $1,200,000 cash, $1,800,000 of redeemable Preferred Stock, the $7,000,000 Promissory Note and 21,000,000 shares of Restricted Common Stock of FLTT, valued at $7,980,000, for a total consideration of $17,980,000.  The Company has allocated $3,150,000 of the total consideration for the issuance of stock and $14,830,000 to the sale of the subsidiaries and recognized a gain of $4,648,937.  The Company has deferred a gain of $3,850,000 as of June 30, 2009 until the receipt of the proceeds of the $7,000,000 Promissory Note is no longer uncertain.  The $7,000,000 was due from FLTT in three equal installments on December 31, 2009, July 31, 2010 and December 31, 2010.  Flint failed to make the payments due December 31, 2009, and the Company has written off the balance of its investment, $7,821,566, as of June 30, 2010. Finally, the Company took back 15,000,000 shares of its Common Stock which Flint had not paid for.

Because of delays experienced in receiving payments from Flint, in late 2009 and early 2010, CHVC established two U.S. subsidiary companies to rebuild its U.S. operations, Wize Prepaid Inc. and CVC Globalcall Inc. The companies engage in two related activities; as a provider of prepaid calling cards targeted at large population ethnic groups and as a provider of wholesale VoIP telecommunications services focused on selling high volumes of international termination minutes to Carrier and other Service Provider customers.

The Company anticipates that it will expand through synergistic acquisitions and will require additional working capital to fund the expansion in the fiscal year ended June 30, 2011. It is planning to obtain the funding from debt and equity offerings.  However, there can be no assurance that any funding will be obtained by the Company.

Comparisons by Period

Revenues .  Revenues for the year ended June 30, 2010 were $4,599,233, a $3,847,500 increase as compared to $751,723 for the year ended June 30, 2009. This increase was the result of business generated through the start up of the Company’s U.S. businesses.

Gross Profit .  Gross profit for the year ended June 30, 2010 was $226,791, an increase of $197,184 versus $29,607 for the year ended June 30, 2009.  The increase in gross profit is attributed to the increase in Company revenues.

Operating Expenses .  For the year ended June 30, 2010 expenses were $7,652,463, a $2,063,727 decrease versus the $9,716,190 reported for the year ended June 30, 2009.  The decrease was caused by the non cash impairment of $6,214,574 in 2009 versus $6,372,932 in 2010 and a reduction of $1,149,137 in professional fees and other operating expenses of $1,125,685.

Other Income and Expenses .  The Company’s other income net of other expenses for the year ended June 30, 2010 was a net loss of $633,677 compared to a gain of $604 for the year ended June 30, 2009, a net decrease of $634,281.

The decrease in net income or expense was primarily caused by an increase of $612,477 in interest and other financial charges.  Several other smaller changes produced a net decrease of $21,804 to bring the total change to $634,281.

Gain or Loss on Equity Investment . For the year ended June 30, 2010 the Company recorded a loss on its equity investment in Flint of $7,821,566 versus a loss during the year ended June 30, 2009 of $1,408,434, representing the Company’s portion of the Flint loss for the period after January 29, 2009 and the write off of the Flint investment in 2010.

Net Loss .  For the year ended June 30, 2010 the Company reported net loss of $15,846,169 compared to a loss of $6,370,697 for the year ended June 30, 2009.  The $9,475,472 increase in net loss is primarily the result of the 2009 $4,648,937 income arising from the Flint sale, the subsequent write off of $7,821,566, the $6,214,574 and $6,372,932 non cash impairment loss for 2009 and 2010, and reduced operating expenses in 2010.

Discontinued Operations

During the years ended June 30, 2009 the Company sold its U.S. operating subsidiaries, reporting a gain of $4,648,937 in the year ended June 30, 2009.

The operating income or loss from the discontinued operations is repored as a single net number on the income statement. The Company reported net operating income of $250,015 from sales of $33,854,335 in the year ended June 30, 2009.

The net income from discontinued operations was $4,898,952 in the year ended June 30, 2009.

Liquidity and Cash Resources

For the year ended June 30, 2010 the Company reported a net loss of $15,846,169 compared to a loss of $6,370,697 for the prior period.  The Company’s cash balance at June 30, 2010 was $58,452.

The Company had a decrease in cash of $126,968 for the year ended June 30, 2010, compared to a decrease in cash of $1,910,650 for the comparable period of 2009.  Cash resources of $2,279,379 were used in continuing operations for the year ended June 30, 2010 as compared to $2,519,395 used in continuing operations for the same period of 2009.  Cash used by investing activities of continuing operations was $58,133 for the year ended June 30, 2010 as compared to $1,695,951 provided in investing activities for the same period of 2009.  Cash provided in financing activities of continuing operations was $2,094,278 for the year ended June 30, 2010 as compared to $823,335 used for the same period in 2009.   Our principal sources of cash during the year ended June 30, 2010 were the proceeds of debt financing.

For the year ended June 30, 2011, the Company anticipates that profitability will be improved, although additional financing will be needed to fund anticipated Company expansion through acquisitions.  The Company anticipates that its cash needs for the year ended June 30, 2011 will be met by issuances of equity and/or debt by the Company, although no assurance can be given that such funding will be available.

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

The Company has not been able to produce an audit because of material uncertainties regarding its viability and asset valuations.  The Company anticipates that these uncertainties will be alleviated during its year ended June 30, 2011 and believes that the Company will be able to obtain the required audited and reviewed statements.

Ownership in China Operations

CHVC through its subsidiaries offers network design and international office-automation software and technology services to government agencies in the People’s Republic of China (“PRC”).

To meet ownership requirements under Chinese laws that restrict a foreign company from operating in certain industries such as value-added telecommunication services, CHVC has entered into technology service and ownership trust agreements with CHVC’s affiliate that is incorporated in China:  Candidsoft Technologies Co, Ltd of Beijing (“Candidsoft”)  Management periodically evaluates its effective legal control over its Chinese subsidiaries on an ongoing basis in accordance with new developments in China and/or laws passed by the PRC.  Based on this review, it believes it has the ability to effectively maintain control of the operations of the subsidiaries and consolidates them accordingly.

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

Impairment of Long-Lived Assets and Other Intangible Assets

The Company reviews the carrying value of its long-lived assets, including indefinite-lived intangible assets consisting primarily of goodwill and telecommunications licenses in China, whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of the assets by estimating the future net cash flows expected to result from the assets, including eventual disposition.  If the future net cash flows are less than the carrying value of the assts, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value.  As of June 30, 2009, management determined that  impairment was indicated for its telecom licenses and software license, totaling $6,214,574, because of implementation delays and the fact that no current revenues were generated, and as of June 30, 2010 management determined that the Company’s China assets had been fully impaired and wrote off $6,372,932.

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

Net Loss per Share

The Company follows the guidelines of Statement of Financial Accounting Standards No. 128, “ Earnings per share ” (“SFAS No. 128”) in calculating its loss per share.  SFAS No. 128 states basic and diluted earnings per share are based on the weighted average number of common shares and equivalent common shares outstanding during the period.  Common stock equivalents for purposes of determining diluted earnings per share include the effects of dilutive stock options, warrants and convertible securities.  The effect on the number of shares of such potential common stock equivalents is computed using the treasury stock method or the if-converted method, as applicable.  The Company has excluded all outstanding stock options and warrants as well as shares issued upon conversion of debt from the calculation of diluted loss per share because these securities are anti-dilutive.

Contractual obligations

	Payments due by period			3-5 years	More than 5 years
Contractual obligations	Total	Less than 1 year	1-3 years
Long-Term Debt Obligations	322,784	------------	322,784	------------	------------
Capital Lease Obligations	77,958	48,367	29,591	------------	------------
Operating Lease Obligations	------------	------------	------------	------------	------------
Purchase Obligations	------------	------------	------------	------------	------------
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	------------	------------	------------	------------	------------
Total	400,742	48,367	352,375

Item 7A.      Qualitative and Quantitative Disclosures About Market Risk.

Not required for small reporting company.

Item 8. Financial Statements and Supplementary Data

Attached hereto beginning with Page F-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation of its disclosure controls and procedures,   the Company’s Chief  Executive Officer and Chief Financial Officer have concluded  that, as of  June 30, 2010 and as of the date of filing, the controls, and procedures were effective at a reasonable  assurance level and will continue to operate as designed excepted as related to the Company’s inability to obtain an audit because ofuncertainties regarding the viability of the business and asset valuations.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of June 30, 2010, our internal control over financial reporting is effective based on these criteria, except as related to the Company’s inability to obtain an audit because of material uncertainties regarding viability and asset valuations.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting that occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors, executive officers and certain significant employees of CHVC are set forth below. None of such persons has been involved in any legal proceeding enumerated in Securities and Exchange Commission Regulation S-K, Item 401, within the time periods described in that regulation.

Executive Officers, Directors and Certain Significant Employees

The following table contains information with respect to our directors and executive officers:

Name	Age	Position

Bill Burbank	52	Chief Executive Officer, President and Director
D. Ronald Allen	60	Chief Financial Officer and Director
Chun Lin Xing	48	President of China Operations
Han Boon (Jason) Lim	35	Chief Operating Officer, Asia Operations

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

Chun Lin Xing has served as our President of China Operations since 01/18/2006.  Mr. Xing manages our China Operations. He has over 15 years experience in IT businesses in China and has founded four start-up companies. He was the founder and Chief Executive Officer of Beijing CandidSoft Beijing, China from 2002. Prior to this, Mr. Xing was the Managing Director of IBC China Co. (International Business Center), a venture between investors from the United States and Singapore and China’s National Information Center, from 1997 to 2000. He is also a world renowned expert and innovator in the office automation software industry, having won several technology prizes and Innovation Awards granted by the State Government and the Ministry of Science and Technology of China.

Han Boon (Jason) Lim has served as our Chief Operating Officer, Asia Operations since 03/01/2004. Prior to joining the Company, he was Chief Operating Officer of WBC Pte Ltd, a joint venture with IBC Corp. of Dallas, Texas from 04/01/2003 to 02/28/2004, where he led operations of the DVB IP-Casting division. Mr. Lim was Director of Product Development for VoIUM Technologies from 10/01/2001 to 02/28/2004, where he was responsible for designing and managing the development of wireless products and directed the regional expansion of VoIUM’s operations. Mr. Lim served as Vice President, Information Technologies of AirGateway Pte Ltd from 06/01/2000 to 09/30/2001, Chief Infrastructure Officer of WAPworkz Technologies Pte Ltd. from 10/01/1999 to 05/31/2000, and as lead IT Consultant for Webpoint Technologies from 05/01/1996 to 09/30/1999. Jason holds a Microsoft Certified Professional Certification and a Bachelors Degree in Computer Engineering with Specialization in Networks and Database Systems from Nanyang Technological University. He is a commissioned officer in the Singapore Armed Forces holding the rank of Captain.

Item 11. Executive Compensation

Executive Compensation in Fiscal Year 2010

The following table sets forth the compensation earned by our Chief Executive Officer, Chief Financial Officer and the other most highly compensated executive officers in the fiscal year ended June 30, 2010.  We refer to these individuals collectively as the named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (2)	All Other Annual Compensation (1)	Total
Bill Burbank Chief Executive Officer, President and Director	2010	$120,000	--	--	--	$25,000	$155,000
D. Ronald Allen Chief Financial Officer and Director	2010	$120,000	--	--	--	$25,000	$155,000
Chun Lin Xing President of China Operations	2010	$100,000	--	--	--	--	$100,000

1.           Consists of $25,000 to each of Messrs. Burbank and Allen for their service on our board of directors.

2.           The Company does not issue stock options to its officers.

3.           The Stock awards consist of vested shares of common stock valued at the closing stock price on the date issued, consistent with the amounts reported in the Company’s financial statements.

The following table sets forth certain information concerning outstanding equity awards held by our named executive officers at June 30, 2010:

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options Unexerciserable(1)	Option Exercise Price per share	Option Expiration Date
None

Employment Arrangements with Named Executive Officers

The Company’s only employment contract is with its president, Bill Burbank.  Such agreement is for a term of three years beginning August 31, 2006, and will automatically renew for subsequent six monthly periods unless terminated by either party at least 90 days prior to end of a term.  Compensation to Mr. Burbank was $15,500 per month through January 31, 2009, and $10,000 per month thereafter; in addition, he received a bonus of $150,000 which he subsequently paid back to the Company to support the Company’s operation. The Company expects to return Mr. Burbank’s salary at $15,500 per month when additional funding becomes available.

Equity Compensation Plan

The Company does not currently have a formal Equity Compensation Plan or 401K Plan but does use its restricted securities to entice key employees and to provide additional performance based compensation.  A former Equity Compensation Plan was terminated and currently has no participants.

Director Compensation in Fiscal Year 2010

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(5)	Option Awards ($)(5)	Total ($)
Bill Burbank	25,000			$25,000
D. Ronald Allen	25,000			$25,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information concerning beneficial ownership of our common stock as of June 30, 2010, by:

•	all persons (including any “group” as that term is used in section 13(d)(3) of the Exchange Act) who are known to us to be the beneficial owner of more than five percent of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 171,020,688 shares of common stock outstanding as of June 30, 2010.

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

Beneficial Ownership of Common Shares

Name Directors and Officers	Address	Shares		Percentages

Bill Burbank	327 Plaza Real, Ste 319 Boca Raton, Florida 33432	5,030,856	(1)	2.94

D. Ronald Allen	17300 N. Dallas Parkway, Ste 2040 Dallas, Texas 75248	29,684,905	(2)	17.36

Chun Li Xing	No. 40 Xue Yuan Lu Datang Telecom Campus, Ste 101 Research Building 7, Haidan District Beijing, PR of China 100083	4,615,000		2.70
Han Boon (Jason) Lim	126A Rangoon Rd. Singapore 218404	500,000		0.29

All Directors and Officers as a Group		50,493,761		23.29

Other Stockholders owning over 5%

Hin Hiong Khoo	126A Rangoon Rd. Singapore 218404	10,663,000	(3)	6.22

(1)	Mr. Burbank’s shares are held by the William F. Burbank Trust.

(2)

Mr. Allen has voting control of these shares as an officer and director of Touchstone Enterprises, Inc., owning 2,009,000 shares, Associates Funding Group Inc., Trustee, owning 212,000 shares, and Winterstone Equities Inc., owning 27,465,905 shares.  Mr. Allen disclaims ownership of these shares.

(3)

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

(1)

Mr. Allen has voting control of these shares as an officer and director of Caleb Development Corp., owning 2,509 shares, Associates Funding Group Inc., owning 684 shares, Associates Funding Group Inc., Trustee, owning 350 shares, and Integrated Performance Business Systems, Inc., owning 1,755 shares.  Mr. Allen has an ownership interest only in Associates Funding Group Inc.  Each share of Series A Preferred Stock is entitled to vote the equivalent of 2,500 shares of common stock, or a total of 13,120,000 shares, representing 7.12% of all voting power outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Payables

A company owned or controlled by D. Ronald Allen, a major stockholder, director and officer of CHVC, has loaned funds to the Company secured by all of the assets of the Company.  These advanced funds are due on demand and bear interest at 18%.  The balance as of June 30, 2010 and 2009 was $322,784 and $322,784, respectively.

Bill Burbank, a director and CEO of the Company has advanced funds to the Company on unsecured terms bearing interest at 8%.  The balance on these advances was $27,500 and $6,990 as of June 30, 2010 and 2009.

The Company has accrued but not paid a total of $106,539 and $0 of compensation due to officers and directors as of June 30, 2010 and 2009.

An employee of one of the Company’s China subsidiaries has advanced funds to the Company on unsecured terms.  This advance does not bear interest.  The balance due on this advance was $73,048 as of June 30, 2009.

Related Party Notes

Notes payable of $782,000 and $341,000 as of June 30, 2010 and 2009 were payable to investment entities controlled by D. Ronald Allen, a director and CFO of the Company.  The notes are secured by certain assets of the Company and bear interest at 18% per annum and are due on August 15, 2010.

A note payable of $100,000 was payable to a relative of director and CEO, Bill Burbank, as of June 30, 2010.

Agency Agreement

A corporation controlled by Hin Hiong Khoo, a related party, acts as agent for the Company by holding a Singapore bank account and shares of Vastland for the benefit of the Company.

Joint Ventures

The Company has entered into a joint venture with WRIO, Corp., dated May 31, 2006, wherein WRIO , Corp. and the Company, through contribution of $1,000 each, are 50/50 partners in the exploitation of wireless broadband technology owned by WRIO, Corp. in China.  WRIO, Corp. is controlled by D. Ronald Allen, an officer and director of the Company.  No revenues were earned under this joint venture during 2008 and 2007, accordingly, no revenues or expense have been reflected in these financial statements.  The Joint Venture owes the Company $0 as of June 30, 2010 and $92,300 as of 2009.

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

Item 14. Principal Accountant Fees and Service

1.	Audit Fees
Audit fees for the years ended June 30, 2009 and 2010, and review of quarterly financial statements total $353,431.

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

3.1.1	(1)	Articles of Incorporation of the Registrant
3.1.2	(1)	Articles of Merger
3.2	(1)	Bylaws of the Registrant
4.1	(1)	Specimen Certificate for Common Stock of the Registrant
4.2	(3)	First Amendment to the Stock Purchase Agreement by and among China Voice Holding Corp. and Flint Telecom Group, Inc. dated April 24, 2009.
4.3	(3)	First Amendment to the Promissory note issued from Flint Telecom Group, Inc. to China Voice Holding Corp. dated March 16, 2009.
4.4	(3)	Security Agreement by and among Flint Telecom Group, Inc. and China Voice Holding Corp. dated April 24, 2009.
4.5	(4)	Settlement and General Release Agreement between Flint Telecom Group, Inc. and China Voice Holding Corp.
10.1	(1)	Employment Agreement dated August 31, 2006 with Bill Burbank
10.2	(1)	List of licenses issued by Telecommunication Administrative Bureau of Beijing
10.3	(1)	Joint Venture Agreement dated May 31, 2006 between WRIO Corporation and Voium Technologies Ltd.
10.4	(1)	Promissory Note dated December 1, 2004 to Associates Funding Group Inc. in the principal amount of $400,000, with Security Agreement
10.5	(1)	Loan Agreement dated February 13, 2008 between Essential Security Software Inc. and Stream Jet.Net, Inc., Promissory Note and Security Agreement
10.6	(1)	Exclusive Supplier Agreement dated January 10, 2008 between StarCom Alliance, Inc. and Power Prepaid Phone Card Distribution
10.7	(1)	Agreement dated June 6, 2007 between Registrant and InterEdge Technologies, LLC to Supply Intelligent Telephone Adaptors
10.8	(1)	Collaboration Agreement
21	(5)	Subsidiaries of the Registrant
31.1	(6)
31.2	(6)

32.1	(6)

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

(4)           Previously filed with Form 8-K filed on June 4, 2010 and incorporated herein by reference.

(5)           Filed herewith

(6)           Not being filed.

INDEX TO COMBINED FINANCIAL STATEMENTS

Combined Balance Sheets	F-3

Combined Income Statements	F-4

Combined Statements of Changes in Stockholders’ Equity	F-5

Combined Statements of Cash Flows	F-6

Notes to the Combined Financial Statements	F-7

CHINA VOICE HOLDING CORP.

Independent Auditor’s Report

The unaudited financial statements and accompanying notes have not been audited by an independent public accountant as required by Regulation S-X because of material uncertainties regarding the Company’s viability and asset valuations.

During the years ended June 30, 2010 and 2009, the Company had significant operating losses which raise substantial doubt about the Company’s ability to continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred net losses of $15,846,169 and $6,370,697 for the years ended June 30, 2010 and 2009, respectively. Additionally, during the years ended June 30, 2010 and 2009, the Company has used cash flow in continuing operations of approximately $2,279,379 and $2,519,395. Accumulated deficit amounted to $46,081,924 and $29,576,504 as of June 30, 2010 and 2009, respectively, and there was a deficit in shareholder equity of $2,611,043 at June 30, 2010.

The Company anticipates that it will be able to alleviate these uncertainties during its year ended June 30, 2011 and obtain an audit and reviews as required by Regulation S-X.  However, no assurance can be given at this time that the Company will be able to obtain an audit for the year ended June 30, 2010.

CHINA VOICE HOLDING CORP.

CHINA VOICE HOLDING CORP.

Consolidated Balance Sheets
June 30, 2010 and 2009
(unaudited)

	June 30,2010	June 30, 2009

ASSETS
Current assets:
Cash and cash equivalents	$ 58,452	$ 185,420
Accounts receivable, net	149,177	577,768
Inventories	52,288	115
Prepaid expenses and other current assets	3,506	53,247
Related party receivables		92,300

Total Current Assets	263,423	908,850

Long-term assets:
Note receivable		3,850,000
Investment in an affiliate		7,821,566
Property and Equipment, net	125,295	381,645
Other assets	15,000	15,000
Goodwill		6,009,404
Other intangible assets, net		41,896

TOTAL ASSETS	$ 403,718	$ 19,028,361

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 651,847	$ 400,464
Related party payables	134,039	80,038
Current portion of long term debt, net of debt discount	946,133	305,947
Current portion of capital lease obligation	48,367	38,184
Current portion of related party notes	882,000	-

Total Current Liabilities	2,662,386	824,633

Long-term liabilities
Long-term debt, net of current portion	-	16,667

Related party payables	322,784	322,784
Capital lease obligation, net of current portion	29,591	39,774
Non-current portion of related party notes	-	341,000
Deferred gains on disposal of six subsidiaries		3,850,000

Total liabilities	3,014,761	5,394,858

Equity
Common Stock: par value $0.001; 400,000,000
shares authorized; 171,020,688 and 185,273,438 shares issued
at June 30, 2010 and June 30, 2009,respectively	171,020	185,273
Series A Preferred Stock-par value $0.001
20,000 shares authorized: 5,248 and 5,248 shares issued	5	5
at June 30, 2010 and June 30, 2009, respectively
(liquidation value of $5,248,000 and $5,248,000 on
June 30, 2010 and June 30, 2009, respectively)
Subscriptions receivable	-	(3,150,000)
Additional paid-in capital	43,299,856	46,401,473
Accumulated deficit	(46,081,924)	(29,576,504)
Cumulative currency translation adjustment		(205,575)
Total stockholders' equity	(2,611,043)	13,654,672

Noncontrolling interests		(21,169)
Total stockholders' equity	(2,611,043)	13,633,503
Total liabilities and equity	$ 403,718	$ 19,028,360

The accompanying notes are an integral part of the consolidated financial statements.

CHINA VOICE HOLDING CORP.

Consolidated Statements of Operations
For the Years Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Sales	$ 4,599,233	$ 751,723
Cost of revenues	$ 4,372,442	722,116

Gross profit	226,791	29,607

Operating expenses:
Professional fees	413,879	1,563,016
Non-cash impairment charges	6,372,932	6,214,574
Other selling, general and administration expenses
Depreciation	108,211	127,013
Total operating expenses	(7,652,463)	9,716,190

Loss from operations	(7,425,672)	(9,686,583)

Other income (expenses)
Tax credit	-	242,730
Interest income	657	8,986
Interest expense	(766,249)	(153,772)
Other nonoperating income (expense)	131,915	(94,897)
Total other income (expense)	(633,677)	604

Loss before Income taxes, loss on equity investment
and noncontrolling interest	(8,059,349)	(9,685,978)

Income tax expenses	-	(85,711)

Loss before loss on equity investment and noncontrolling interest	(8,059,349)	(9,771,689)

Gain (Loss) on equity investment	(7,821,566)	(1,408,434)

Net loss from continuing operations	(15,880,915)	(11,180,123)

Discontinued operations
Income on discontinued operations, net of tax	-	250,015
Gain from disposal of subsidiaries		4,648,937
Net income from discontinuing operations	-	4,898,952

Net loss	(15,880,915)	(6,281,171)

Less: Net loss attributable
to noncontrolling interest	34,746	89,526

Net loss before preferred dividend	(15,846,169)	(6,370,697)

Preferred dividend	(624,505)	(722,760)

Net loss attributable to common stockholders	(16,470,674)	(7,093,457)

Other comprehensive loss
Total foreign currency translation gain (loss)	205,575	(311,359.00)
Less: foreign currency translation gain (loss) attributable to noncontrolling interests
Foreign currency translation gain (loss) attributable to CHVC common stockholders	191,998	(202,383.35)

Comprehensive loss attributable to common stockholders	$ (16,278,676)	(7,295,840)

Net loss attributable to common stockholders per common share - basic and diluted
Net loss from continuing operations per shares - basic and diluted	$ (0.09)	(0.07)
Net income from discontinued operations per shares - basic and diluted		0.03
Net loss attributable to	-
common stockholders per common share - basic and diluted	0.090	(0.04)

Common shares used in calculation per share data- basic and diluted	171,020,688	168,257,123

The accompanying notes are an integral part of the consolidated financial statements.

	CHINA VOICE HOLDING CORP. Consolidated Statement of Stockholder's Equity For the Years Ended June 30, 2010 and 2009 (unaudited)

								Foreign currency
				Series A Preferred		Additional	Accumulated	exchange	Noncontrolling	Total
	Common Stock		Subscriptions	Stock		paid-in capital	deficit	adjustment	interest	Equity
	Shares	Amount	Receivable	Shares	Amount
Balance at
June 30, 2008	157,909,447	157,910	-	3,304	3	41,730,913	(22,483,047)	(3,192)	(1,719)	19,400,868

Net loss							(6,370,697)		89,526	(6,281,171)

Translation adjustment								(202,383)	(108,976)	(311,359)

Issuance of common	27,363,991	27,363				5,118,116				5,145,479

Issuance of preferred stock				3,250	3	361,240				361,243

Sale of subsidiaries						496,319				496,319

Dividends declared
on series A preferred stock							(722,760)			(722,760)

Redemption of
Series A preferred stock				(1,306)	(1)	(1,305,115)				(1,305,116)

Stock subscriptions receivable			(3,150,000)							(3,150,000)

Balance at
June 30, 2009	185,273,438	185,273	(3,150,000)	5,248	5	46,401,473	(29,576,504)	(205,575)	(21,169)	13,633,503

Net loss							(15,880,915)		34,746	(15,846,169)
										-
Translation adjustment								205,575	(13,577)	191,998
										-
Issuance of common	747,250	747				33,383				34,130
										-
Issuance of preferred stock										-
										-
Redemption of common stock	(15,000,000)	(15,000)	3,150,000			(3,135,000)				-

Sale of subsidiaries										-
										-
Dividends declared										-

on series A preferred stock							(624,505)			(624,505)
										-
Redeemable										-
preferred stock-FLTT										-
										-
Stock subscriptions receivable										-
										-
Balance at										-
June 30,2010	171,020,688	171,020	-	5,248	5	43,299,856	(46,081,924)	-	-	(2,611,043)

	The accompanying notes are an integral part of the Consolidated Financial Statements.

CHINA VOICE HOLDING CORP.

Consolidated Statements of Cash Flows
For the Years ended June 30, 2010 and 2009
(Unaudited)

	2010	2,009

Operating activities
Net loss	$ (15,880,915)	$ (6,370,697)
Loss from discontinued operations	-	(4,898,952)
Loss from continuing operations	(15,880,915)	(11,269,649)
Adjustments to reconcile net loss to net cash used in operations activities operating activities:
Depreciation and amortization	119,011	593,714
Common shares issued for services	433	356,705
Impairment of intangible assets	6,372,932	6,214,574
Loss on equity investment	7,821,566	1,408,434
Net income attributable to noncontrolling interest	34,746	89,526
Change in operating assets and liabilities
Accounts receivable	$ 428,591	(612,710)
Inventories	(52,173)	3,751
Prepaid expenses and other current assets	142,041	(15,149)
Deposit		9,784
Other assets	(41,896)	-
Accounts payable and accrued expenses	357,922	263,684
Other current liabilities	(1,581,637)	(28,188)
Total Adjustments	13,601,536	8,284,125
Net Cash Used In Operating Activities	(2,279,379)	(2,985,524)
Net cash provided by (used in) operating activities of discontinuing operations	-	466,129
Net cash used in operating activities	(2,279,379)	(2,519,395)

Investing activities
Purchase of property and equipment	58,133	(54,049)
		-
		-
Cash received from disposal of subsidiaries	-	1,750,000
Net cash provided by (used in) investing activities of continuing operations	58,133	1,695,951
Net cash used in investing activities of discontinuing operations	-	(83,687)
Net cash provided by (used in) investing activities	58,133	1,612,264

Financing activities
Net increase (decrease) in:
Borrowings under long-term debt arrangement	-	-
Repayments of long term debt	623,519	(81,038)
Repayments of capital lease obligation	-	(36,593)
Repayments to relates parties	-	-7,323
Repayments of related party notes	-	(310,423)
Proceeds from issuance of preferred stock, net of issuance costs	-	-
Redemption of preferred stock to related parties	-	(1,305,116)
Proceeds from issuance of common stock, net of issuance costs	63,264	1,279,224
Decreased from notes receivable	-	-
Proceeds from related party notes	2,032,000	341,000
Payment of preferred dividends	(624,505)	(722,760)
Payment received from subscribed stock	-	-
Payment of preferred dividends	-	-

Proceeds from related party	-	19,694
Net cash provided by financing activities of continuing operations	2,094,278	(823,335)

Effect of exchange rate on changes in cash		(180,183)
Net increase (decrease) in cash and cash equivalents	$ (126,968)	$ (1,910,650)
Cash and cash equivalents - beginning of period	185,420	2,096,070
Cash and cash equivalents - end of period	$ 58,452	$ 185,420

Supplemental cash flow information
Interest paid	$ 766,249	$ 147,831
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of the consolidated financial statements.

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements

Years Ended June 30, 2010 and 2009

THE UNAUDITED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES HAVE NOT BEEN AUDITED BY AN INDEPENDENT PUBLIC ACCOUNTANT AS REQUIRED BY RULE 8-02 OF REGULATION S-X, BUT IN THE OPINION OF MANAGEMENT THE STATEMENTS CONTAIN ALL ACCRUALS AND ADJUSTMENTS REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

NOTE 1 – DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – China Voice Holding Corp. (the “Company” or “CHVC”), a Nevada corporation formed on August 7, 2003, is a diversified telecommunications company headquartered in Boca Raton, Florida.  The Company operates in two countries, the United States and China.  In the United States, the Company has offices and operations located in Boca Raton, Florida; and in Dallas, Texas.  The Company offers VoIP communications services and prepaid calling cards in the United States. In China, the Company operates in Beijing and Nanning. As of June 30, 2010 the Company management determined that the Company’s China assets had been fully impaired and wrote off the $6,372,932 book value.

Ownership in China Operations – CHVC through its Chinese subsidiary offers network design and international office-automation software and technology services to third party customers and government agencies in the People’s Republic of China (“PRC”). To meet ownership requirements under Chinese laws, CHVC has entered into technology service, asset ownership, and ownership trust agreements with CHVC’s affiliate which is incorporated in China:  Candidsoft Technologies Co, Ltd of Beijing (“Candidsoft”).  Based on these agreements the Company owns 65% of Candidsoft, representing a controlling interest in its Chinese operations, and consolidated them into financial statements pursuant to ARB 51 and FAS 94. Management periodically evaluates its effective legal control over its Chinese subsidiaries on an ongoing basis in accordance with new developments in China and/or laws passed by the PRC. Based on this review, it believes it has the ability to effectively maintain control of the operations of the subsidiaries and consolidate them accordingly.

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

Basis of Consolidation – The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of China Voice Holding Corp (“CHVC”), VoIUM Technologies, LTD (“VoIUM”), Sino-Connection Corp. (“Sino-Connection”), WIZE Prepaid Inc. (“WIZE”), CVC Globalcall Inc. (“CVC Globalcall”), Voium USA Inc. (“Voium USA”), SteamJet Net, Inc. (“SJN”), Sino Beyond Ltd. (“SBL”), Vastland Holding Beijing Co. Ltd. (“Vastland”),  and East West Global Communications, Inc. (“EWGC”). The Company additionally consolidated the financial statements of Candidsoft Technologies Co, Ltd of Beijing (“Candidsoft”) for which the Company owned a 65% interest for the years ended June 30, 2010 and 2009. The financial statements include consolidated income information for Communications Business Services Corp. (“CBSC”), China Voice Communications Corp (“CVCC”), VCG Technologies (“VCG”), Cable & Voice Corporation (“Cable & Voice”), StarCom Alliance Inc. (“StarCom”), Dial Tone Communications (“Dial Tone”), CVC INTL Inc. (“CVC International”), and Phone House Inc. (“Phone House”) only through the date of disposition. All intercompany accounts and transactions have been eliminated in consolidation. The results of subsidiaries acquired or disposed of during the respective periods are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal, as appropriate. The portion of the income applicable to non-controlling interests in subsidiary undertakings is reflected in the consolidated statements of operations.

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

In January 2009, FASB released final FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 . According to FASB, the FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment (OTTI) has occurred. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. We have adopted FSP No. EITF 99-20-1 and it has no material impact on the Company's consolidated financial statements.

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

On April 9, 2009 the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Values of Financial Instruments , which amends SFAS 107, Disclosures about Fair Values of Financial Instruments, and requires that companies also   disclose the fair value of financial instruments during interim reporting similar to those that are currently provided annually. FSP No.FAS 107-1 and APB 28-1 is effective for interim reporting periods ending  after June 15, 2009 and it will have no impact on the   Company’s statement of financial position or results of operations.

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

In December 2009, the FASB issued FASB ASU 2009-17, Consolidation of Variable Interest Entities ("FASB ASC 810"): improvements to Financial Reporting by Enterprises involved with Variable Interest Entities. This ASU amends the FASB Accounting Standards Codification for statement No.167. In June 2009, the FASB issued SFAS No.167, Amendments to FASB Interpretation No. 46(R), which requires an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity und amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. SFAS No.167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that, with early application prohibited. The adoption of such standard did not have a material impact on the Company's consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-05 (ASU 2010-05), "Compensation - Stock Compensation (Topic 718)". This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation and is effective immediately. The provisions of ASU 2010-05 did not have a material effect on the Company's consolidated financial statements and is effective immediately.

In January 2010, the FASB issued Update No. 2010-6, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The Company is currently evaluating the effect of this update on its financial position, results of operations and liquidity.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), "Subsequent Events (Topic 855)." The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010. The provisions of ASU 2010-09 did not have a material effect on the Company's consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810)." The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity's interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The deferral is primarily the result of differing consolidation conclusions reached by the International Accounting Standards Board ("IASB") for certain investment funds when compared with the conclusions reached under Statement 167. The deferral is effective as of the beginning of a reporting entity's first annul period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167. Early application it not permitted. The provisions of ASU 2010-10 are effective for the Company beginning in 2010. The adoption of ASU 2010-10 did not have a material impact on the Company's consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivative and Hedging (Topic 815)." All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in this Update because the amendments clarify that the embedded credit derivative scope exception in paragraph 815-15-15-8 through 15-9 does not apply to such contracts. ASU 2010-11 is effective at the beginning of the reporting entity's first fiscal quarter beginning after June 15, 2010. The Company is currently evaluating the impact of this accounting update on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation - Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarity that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provisions of ASU 2010-13 are not expected to have a material effect on the Company's consolidated financial statements.

In July 2010, the FASB issued an accounting update to provide guidance to enhance disclosures related to the credit quality of a company's financing receivables portfolio and the associated allowance for credit losses. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users' evaluation of the nature of credit risk inherent in the company's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for the Company beginning in the second quarter of fiscal 2011, and the revised discourses related to activities during the reporting period are effective for the Company beginning in the third quarter of fiscal 2011. The Company is currently evaluating the impact of this accounting update on its financial disclosures.

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

Investments

The Company values the equity investments in private companies and restricted stock of public companies using the cost method of accounting. The Company monitors these investments for factors indicating a permanent impairment of value. The Company recognized an impairment loss of $7,821,566 of its investment in Flint Telecom Group Inc. for the year ended June 30, 2010, and no losses for the year ended June 30, 2009.

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

Impairment of Long-Lived Assets and Other Intangible Assets

The Company reviews the carrying value of its long-lived assets, including indefinite-lived intangible assets consisting primarily of goodwill and telecommunications licenses in China, whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the assets by estimating the future net cash flows expected to result from the assets, including eventual disposition. If the future net cash flows are less than the carrying value of the assets, an impairment loss is recorded equal to the difference between the asset's carrying value and its fair value. As of June 30, 2010 and 2009, the Company recorded impairment of assets for $6,139,963 and $6,214,574, respectively.

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

Net Income (Loss ) per Share

The Company follows the guidelines of Statement of Financial Accounting Standards No. 128, “ Earnings per share ” (“SFAS No. 128”) in calculating its loss per share.  SFAS No. 128 states basic and diluted earnings per share are based on the weighted average number of common shares and equivalent common shares outstanding during the period.  Common stock equivalents for purposes of determining diluted earnings per share include the effects of dilutive stock options, warrants and convertible securities.  The effect on the number of shares of such potential common stock equivalents is computed using the treasury stock method or the if-converted method, as applicable.  The Company has excluded all outstanding stock options and warrants as well as shares issued upon conversion of debt from the calculation of diluted loss per share because these securities are anti-dilutive.

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods ended June 30, 2009 and 2008.

	2010	2009
Warrants issued in conjunction with financing	350,000	350,000
Contingent shares potentially issuable for acquisitions	--
Common stock options	--

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the years ended June 30, 2010 and 2009, the Company had significant operating losses which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraphs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As shown in the accompanying financial statements, the Company has incurred net losses of $15,846,169 and $6,370,697 for the years ended June 30, 2010 and 2009, respectively. Additionally, during the years ended June 30, 2010 and 2009, the Company has used cash flow in continuing operations of approximately $2,279,379 and $2,519,395. Accumulated deficit amounted to $46,081,924 and $29,576,504 as of June 30, 2010 and 2009, respectively, and there was a deficit in shareholder equity of $2,611,043 at June 30, 2010.

Currently, the operations of the Company are funded through issuance of debt and equity instruments and borrowings from related parties. Management’s plans to generate cash flow include expanding the Company’s existing operations, as well as through additional acquisitions. Additionally, the Company may raise additional funds by raising additional capital through debt or equity offerings in an effort to fund the Company’s anticipated expansion. There is no assurance additional capital will be available to the Company on acceptable terms.

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 3 - BUSINESS COMBINATIONS

A.	Businesses Owned as of June 30, 2010

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

3.

The Company determined that the Chinese operations of the Company had been fully impaired because of failure to implement the Company’s plan, and an impairment loss of $6,372,932 was recognized at June 30, 2010.

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

B.

Companies disposed of prior to June 30, 2010

Effective December 31, 2006, the Company acquired 100% of the common stock of VCG Technologies Inc. d/b/a DTNet Technologies (“VCG”), a value added distributor of advanced broadband products and services company headquartered in Florida.  The purchase price was $2,150,000 in current consideration paid by issuance of 1,000,000 shares of the Company’s common stock and notes payable for $1,000,000.  In addition, the total purchase price also includes contingent consideration of 1,000,000 shares of the Company’s common stock issuable upon the attainment of certain performance milestones, of which 595,360 were issued in satisfaction of the contingent consideration. The Company has valued the equity of VCG at $2,150,000 upon acquisition plus $509,521 (595,360 common shares) of contingent consideration for a total of $2,659,521.

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

6.

On March 31, 2008, CVC INTL, Inc, a subsidiary of the Company acquired all of the assets of Brilliant Telecom Group, LLC (“Brilliant Assets”) a VoIP service provider.  The Company issued 1,000,000 shares of common stock at closing.  The Company has valued the Brilliant Assets at $1,040,000.

The following table presents the allocation of the acquisition cost of the Brilliant Assets, including the assets acquired and liabilities assumed, based on their fair value:

Software	$125,000
Property and equipment	151,750
Goodwill	763,250

Total assets acquired	1,040,000

Total liabilities assumed	None

Net assets acquired	$1,040,000

On January 29, 2009 the Company sold Phone House, Dial Tone, and CVC INT’L, along with StarCom and Cable and Voice to Flint Telecom Group Inc.   On May 18, 2010, the Company reacquired the business of Phone House of Florida, Inc., CVC INT’L Inc., Dial Tone Communications Inc., and StarCom Alliance Inc.  See Note 17.

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

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 4 - DISCONTINUED OPERATIONS (Continued)

On January 29, 2009 the Company sold Cable and Voice, Star Com, Dial Tone, CVC International, and Phone House which operated in the United States in the telecommunications services, calling card distribution, and advanced hardware distribution segments.  See Note 17.

The following summarizes the combined operating results of these six subsidiaries and DT Net Technologies for the years ended June 30, 2010 and 2009 (through the respective dates of sale or termination), classified as discontinued operations for all periods presented.

	2010	2009
Revenue	$-	$33,854,334
Cost of revenues	-	33,136,429
Gross profit	-	717,906
Expenses	-	730,213
Other income	-	262,323
Net income (loss)	$-	$250,016

NOTE 5 - PROPERTY AND EQUIPMENT

Major categories of property and equipment at June 30, 2010 and 2009 were as follows:

	2010	2009

Computer equipment	$130,295	$266,217
Furniture, fixtures and equipment		265,657
Motor vehicles	-	61,448

Less: accumulated depreciation and amortization	5,000	(211,677)

Total property and equipment	$125,295	$381,645

For the years ended June 30, 2010 and 2009 depreciation expense totaled $108,211 and $127,013, respectively.

As of June 30, 2010, all furnishing and equipment located in United States amounting to $125,295 were pledged by the Company to secure notes payable (see Note 8).

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

The Company’s balance sheet reflects goodwill of $0 and $6,009,404 as of June 30, 2010 and 2009, respectively.

During the years ended June 30, 2010 and 2009, the Company did not capitalize any costs related to internal software development.  The Company recorded amortization expense related to the internal software development costs placed in service as of January 18, 2006, the acquisition date of Candidsoft.

Other identifiable intangible assets consist of the acquired licenses to provide telecom services in certain districts within China, capitalized software, and a patent. Other intangible assets as of June 30, 2010 and 2009 are as follows:

	Lives	2010	2009

Patent – software	10 Years	-	49,000
Total		-	49,000
Less accumulated amortization		-	(7,104)
		$-	$41,896

For the years ended June 30, 2010 and 2009 amortization expense totaled $10,800 and  $466,701,  respectively.

The company determined the values of the telecom license and the software license has been fully impaired at June 30, 2009 because the Company had experienced delays in implementation and the licenses were not generating current revenue. In addition, the Company determined that the value of its China business was fully impaired as of June 30, 2010 because of failure to implement its plan. The total loss recognized amounted to $6,214,574 and $6,372,932 for the years ended June 30, 2009 and 2010.

NOTE 7 –CAPITAL LEASE OBLIGATIONS

	2010	2009

Capital lease obligation bearing an interest rate of 6.676% per annum	$77,958	$77,958
Less: Current portion of capital lease obligation	(48,367)	(38,134)
Non-current portion of capital lease obligation, less current portion	$29,591	$39,774

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 7 –CAPITAL LEASE OBLIGATIONS (Continued)

Future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of June 30, 2010 are as follows:

Year ending June 30,

2010	$
2011		40,733
2012		1,697
Total minimum lease payments		83,163

Less: amount representing interest		(5,205)
Present value of net minimum lease payments		77,958
Less: current portion of capital lease obligation		48,367

Non-current portion capital lease obligation		$29,591

The term of the capital lease entered into during 2009 is 3 years. Interest rate is fixed at the contract date.

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 8 –NOTES PAYABLE

The Company’s notes payable to financial institutions and third parties consist of the following as of:

	June 30	June 30
	2010	2009

Note payable to a third party with interest at 12% and collateralized by certain assets held by a related party. The note is due on demand. Additionally, this note included detachable warrants to purchase 560,000 shares of the Company’s common stock, which expired May 31, 2006.	$-	$25,614

Note payable to a third party, due on demand. Interest accrues at 24% and is payable monthly.	100,000	-
Note payable to an individual, interest accrues at 24% and is payable monthly. The note is collateralized by certain assets held by a related party, and is due on demand.	50,000	50,000
Note payable by WIZE Prepaid Inc. secured by assets of WIZE Prepaid Inc. The Note is disputed and in litigation.	617,800	-

Note payable to an individual due October 5, 2010 with interest at 18% and collateralized by certain assets held by a related party.	45,000	47,000

Note payable to an individual due July 31, 2010 without interest and collateralized by certain Company Stock.	133,333	200,000

Less discounts	-	-

Subtotal	946,133	322,614
Less current portion	946,133	305,947

Long Term Debt	$-	$50,000

NOTE 8 –NOTES PAYABLE (Continued)

The Company’s notes payable to related parties consist of the following as of June 30, 2010 and 2009:

	June 30	June 30
	2010	2009

Notes Payable to investment entities controlled by a related party with interest at 18% and due on August 15, 2010. The notes are secured by certain assets of the Company.	782,000	341,000

Note Payable to a relative of a related party and due on demand	100,000

	.	.
	882,000	341,000
Less current portion	882,000	-

Long term debt	$-	$341,000

The future maturities of the notes payable to third parties and related parties are as follows:

Year Ended June 30,
2011	1,828,133
2012	-

Total	$1,828,133

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

Preferred shares issued during the years ended June 30, 2010 and 2009 are as follows:

	2010		2009
Category	Number of Shares	Value	Number of Shares	Value
Issued in exchange for Common Stock			2,000	800,000
In connection with disposition of stock in certain subsidiaries (Note 16)			1,250	361,243
Total		$	3,250	$1,161,243

NOTE 9 –EQUITY (Continued)

On September 30, 2008, the Company redeemed 455 shares of Series A Preferred Stock for $454,500 from an affiliated entity.

On December 31, 2008, the Company redeemed 207 shares of Series A Preferred stock for $206,500 from affiliated entities.

On March 31, 2009, the Company redeemed 399 shares of Series A Preferred stock for $399,000 from affiliated entities.

On June 30, 2009 the Company redeemed 245 shares of Series A Preferred Stock for $245,095 from affiliated entities.

Common Stock

During the years ended June 30, 2010 and 2009, the Company issued common stock as follows:

	2010		2009
Category	Number of Shares	Value	Number of Shares	Value

Services	40,000	$2,000	1,492,500	$356,705
Net cash invested	207,250	7,130	9,752,791	1,279,224

Preferred Stock Divdend	500,000	25,000

In connection with acquisitions			1,091,500	354,550
Cancellation of debt in 2008 and $5000 of debt in 2009			27,200	5,000
In exchange for shares of Series A Preferred Stock plus $50,375 of accrued dividends.
Issued in connection with Flint transaction (Note 17)			15,000,000	3,150,000
Total	747,250	$34,130	27,363,991	$5,145,479

On May 28, 2010, the Company entered into a Settlement and General Release Agreement with Flint Telecom Group Inc.  Pursuant to this Agreement Flint Telecom Group Inc. returned 15,000,000 Shares of Common Stock to the Company and the Subscription Receivable of $3,150,000 was cancelled.

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

NOTE 10 -COMMITMENTS AND CONTINGENCIES

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

Litigation

From time to time we are involved in various claims and other legal proceedings which arise in the normal course of our business. Such matters are subject to many uncertainties and outcomes that are not predictable.  However, based on the information available to us and after discussions with legal counsel, we do not believe any such proceedings have a material adverse effect on our business, results of operations, financial position or liquidity.

Since July 2008, the Company has been subject of an ongoing investigation by the U.S. Securities and Exchange Commission (“SEC”).  The Company and its officers and directors have been cooperating with the investigation and will continue to do so.  The SEC’s investigation has been wide in scope, but has focused on press releases and disclosures regarding the prospects of the Company’s business in China, press releases and disclosures related to Flint Telecom’s 2009 acquisition of certain of the Company’s subsidiaries, related party transactions and disclosures regarding the same, and investor awareness of the Company’s stock conducted by third parties.  The Company and certain of its officers have received several subpoenas for documents and testimony during the SEC’s investigation.  The Company cannot predict when the investigation will be completed or the further timing of any other developments in connection with the investigation nor can the Company predict the result or outcome of the SEC investigation.  The outcomes could include payments of fines or disgorgement or other relief with respect to the Company or its officers, directors, or employees that could be material to the Company.  Further, expenses incurred in connection with the investigation (which include substantial fees for lawyers) continue to adversely affect the Company’s cash position and profitability.

Subsequent to year end the Company filed a lawsuit against a lender to one of its subsidiaries claiming damages for breach of contract and other claims.  The Company has recorded no asset in connection with the claim and the full amount of the debt, $617,800, remains on the Company’s books.

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases

The Company’s rent expense amounted to $19,989 and $7,745 for the years ended June 30, 2010 and 2009. The Company did not have any long-term non-cancelable lease commitments for its offices, warehouse and other facilities.  There were no minimum rental commitments under non-cancelable long-term operating leases within the next five years.

NOTE 11 - RELATED PARTY TRANSACTIONS

Related Party Payables

A company owned or controlled by a major shareholder, director and officer of CHVC has loaned funds to the Company secured by all of the assets of the Company.  These advanced funds are due on demand and bear interest at 18%.  The balance as of June 30, 2010 and 2009 was $322,784 and $322,784, respectively.

An individual who is an employee and/or director of the Company has advanced funds to the Company on unsecured terms bearing interest at 8%. The balance on these advances was $27,500 and $6,990 as of June 30, 2010 and 2009, respectively.

The company has accrued but not paid a total of $106,539 and $0 of compensation due its officers and directors as of June 30, 2010 and 2009.

 Related Party Notes Payables

As disclosed in Note 8, notes payable of $782,000 and $341,000 as of June 30, 2010 and 2009 were payable to investment entities controlled by a related party.  The notes are secured by certain assets of the Company and bear interest at 18% per annum and are due on August 15, 2010.

As disclosed in Note 8, a note payable of $100,000 was payable to a relative of a Company Officer as of June 30, 2010.

Interest paid under these notes was $460,119 and $111,898 for the years ended June 30, 2010 and 2009.

NOTE 11 -RELATED PARTY TRANSACTIONS (Continued)

Related Parties receivables

As of June 30, 2010 and 2009, the Company had the loaned $0 and $92,300 to Wrio as discussed below under Joint Venture.

Agency Agreement

A Corporation controlled by a related party, acts as agent for the Company by holding a Singapore bank account and shares of Vastland for the benefit of the Company.

Joint Venture

The Company has entered into a joint venture with WRIO, Corp., dated May 31, 2006, wherein WRIO, Corp. and the Company, through contributions of $1,000 each, are 50/50 partners in the exploitation of wireless broadband technology owned by WRIO, Corp. in China.  WRIO, Corp is controlled by an officer and director of the Corporation.  No revenues were earned under this joint venture during 2008 and 2007, accordingly, no revenues or expense have been reflected in these financial statements. In addition, the Company has loaned $0 and $92,300 to Wrio as of June 30, 2010 and 2009.

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

NOTE 12 -CONCENTRATION OF RISK

Major Customers – The Company relied on two customers for approximately $2,669,915 and $600,000 of revenue, representing approximately 58% and 79% of total revenues for the years ended June 30, 2010 and 2009 respectively. At June 30, 2010 accounts receivable from these customer was $667,066.

Assets in Foreign Country – The Company has assets related to its China operations which are located in the Peoples Republic of China, and which were written off in the year ended June 30, 2010.  Assets held outside of the United States were as follows:

	June 30, 2010	June 30, 2009

Tangible assets	$-	$900,587

Goodwill and other identifiable intangible assets	-	6,051,300

Total assets	$-	$6,951,887

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

Income tax expense for 2010 and 2009 is summarized as follows:

	2010	2009

Current	-	$85,711
Deferred	-	-
	-	$85,711

The following table represents the effective tax rate of the Company:

	June 30, 2010	June 30, 2009

Loss from operations	$ <15,541,661>	$ <6,370,697>

Tax benefit:
Federal current	-	-
Federal deferred	-	-
U.S. State	-	-
Foreign	-	-

Total tax benefit	$-	$-

Effective tax benefit rate	0.0%	0.0%

The difference between the tax benefit rate and the statutory benefit rate is as follows:

	June 30, 2010	June 30, 2009

Statutory benefit rate	34.0%	34.0%

Non taxable income	(34.0%)	(34.0%)

Effective tax benefit rate	0.0%	0.0%

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 13 – INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	June 30, 2010	June 30, 2009

Deductible temporary differences:
U.S. federal deferred operating loss	$4,015,517	$3,489,746
State deferred operating loss	331,704	337,799
Foreign deferred operating loss	109,768	129,032

Less: valuation allowance	<4,456,989>	<4,316,577>

Total tax assets	$-	$-

At June 30, 2010, the Company had carry forward losses for income tax purposes of approximately $11,810,347 that may be offset against future taxable income.  Due to the uncertainty regarding the success of future operations, management has recorded a valuation allowance equal to 100% of the resultant deferred tax asset.

The carry forward losses expire in future years through 2030 as follows:

Expiration Year	Amount

2025	$109,872
2026	1,499,867
2027	4,790,794
2028	3,863,427
2030	1,546,387

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

Stock-based compensation cost of $Nil and $Nil for the year ended June 30, 2010 and 2009, respectively.  Related deferred income tax asset was $Nil as of June 30, 2010 and 2009.

The following table summarizes the allocation of stock-based compensation expense under SFAS 123R:

	June 30, 2010	June 30, 2009

Selling, general and administrative	$0	$0
Total stock-based compensation expense included in operating expenses	$0	$0
Total stock-based compensation expense	$0	$0

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

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

NOTE 14 – STOCK BASED COMPENSATION (Continued)

Prior to adoption of SFAS 123R, all tax benefits from deductions resulting from the exercise of stock options were presented as operating cash flows in the Cash Flow Statement.  SFAS 123R requires the cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows.  Excess tax benefits aggregating $Nil were reported in Financing Activities for the years ended June 30, 2010 and 2009.

A summary of options granted and outstanding is presented below:

June 30, 2010 and 2009

	Number of options	Weighted averageexercise price
Outstanding at beginning of period	-	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at end of period	-	$-

Exercisable at end of period	-	$-

NOTE 15 – WARRANTS

The Company has issued warrants to purchase its common stock in connection with financing transactions.  As of June 30, 2010, the warrants are exercisable and have terms as follows:

	Exercise Price per Share	Termination Date	In connection with financing transactions	Shares

	$0.40	July 2010	350,000	350,000

Total			350,000	350,000

As of June 30, 2010, the warrants are exercisable and have terms as follows:

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

NOTE 17 – TRANSACTION WITH FLINT TELECOM GROUP INC.

On January 29, 2009, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) and a Stock Purchase Agreement with Flint Telecom Group, Inc. (“FLTT”), a U.S. Telecommunications Technology and Services Company which is traded on the OTC BB market under the symbol FLTT.  The agreement was modified on April 24, 2009 and May 28, 2010

Under the Merger Agreement, the Company’s six subsidiaries having U.S. business operations will merge into subsidiaries of FLTT.  The six subsidiaries, CVC INTL Inc., Phone House Inc. (CA), Cable and Voice Corporation, StarCom Alliance Inc., Dial Tone Communications Inc., and Phone House Inc. (FL), (“U.S. Subsidiaries”), will become wholly owned subsidiaries of FLTT.  The U.S. Subsidiaries accounted for sales of $35,486,367 in the year ended June 30, 2008 and $29,356,234 in the six months ended December 31, 2008 representing 97.4% and 99%, respectively, of the Company’s sales.  The total assets of the U.S. Subsidiaries as of December 31, 2008 were $9,112,691, or 41% of total assets.  Contemporaneously with the Merger Agreement, pursuant to the Stock Purchase Agreement, the Company issued 15,000,000 shares of Restricted Common Stock to FLTT on January 29, 2009 at closing.

The Company received total consideration of $500,000 cash and 21,000,000 shares of Restricted Common Stock of FLTT at the January 29, 2009 closing.  In addition, the Company received payments of $700,000, for a total cash payment of $1,200,000 cash and $1,800,000 of FLTT Preferred Stock, along with FLTT’s non interest bearing Promissory Note for $7,000,000 payable in three equal installments on December 31, 2009, July 31, 2010, and December 31, 2010.  Prior to June 30, 2009, FLTT has also redeemed $550,000 worth of Preferred Stock.  The total consideration was $1,200,000 cash, $1,800,000 of redeemable Preferred Stock, the $7,000,000 Promissory Note and 21,000,000 shares of Restricted Common Stock of FLTT, valued at $7,980,000, for a total consideration of $17,980,000.  The Company has allocated $3,150,000 of the total consideration for the issuance of stock and $14,830,000 to the sale of the subsidiaries and recognized a gain of $4,648,937.  The Company has deferred a gain of $3,850,000 as of June 30, 2009 until the receipt of the proceeds of the $7,000,000 Promissory Note is no longer uncertain.  The $7,000,000 was due from FLTT in three equal installments on December 31, 2009, July 31, 2010 and December 31, 2010.  Flint failed to make the payments due December 31, 2009, and has issued an 8-K outlining a retrenchment of its business.

On May 28, 2010 the Company entered into a Settlement and General Release Agreement which allowed the Company to take back the business formerly operated by CVC INTL, Inc., Phone House of Florida, Inc., Dial Tone Communications, Inc., and StarCom Alliance Inc.  In return the Company reduced the Flint obligations to the Company from $8,076,479 to $1,520,242 to be paid in installments until May 31, 2011 and reduced its Flint shareholding to 5,200,000 Shares.  The Company has established a reserve of $1,500,000 against the Note, which is currently in default, and has written off the Flint Stock.  Finally, the Company took back 15,000,000 shares of its Common Stock which Flint had not paid for. The Company has written off the balance of its investment, $7,821,566, as of June 30, 2010.

The Company accounted for its interest in FLTT under the equity method of accounting for the year ended June 30, 2009 and the Company reported a loss of $1,408,434.

NOTE 18 – SINO BEYOND LTD. TRANSACTIONS

During the year ended June 30, 2010 the Company incorporated Sino Beyond Ltd., a wholly owned Hong Kong subsidiary, in order to facilitate acquisitions of companies in China.  On September 10, 2009 the Company issued 100,000,000 shares of its Common Stock to Sino Beyond Limited in exchange for a note receivable of $15,000,000, which has substantially contributed to capital.  As of June 30, 2010, the stock is treated as being not outstanding because it is owned by a wholly owned subsidiary.

CHINA VOICE HOLDING CORP.

Notes to Consolidated Financial Statements (Continued)

Exhibit 21
Subsidiaries of Registrant
June 30, 2010

Name	Jurisdiction of Formation
Voium Technologies Ltd.	Cayman Islands
Sino-Connection Corp.	Texas
Wize Prepaid Inc.	Florida
CVC Globalcall Inc.	Florida
Voium USA Inc.	Texas
StreamJet.net Inc.	Texas
Sino Beyond Ltd.	Hong Kong
Vastland Holding Beijing Co. Ltd.	China
East West Global Communications	Florida
Candidsoft Technologies Co. Ltd of Beijing	China