Form 10-Q
period 2010-09-30
China Voice Holding Corp.
filed 2011-03-16
CIK 1333491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2010: 171,020,688 shares of common stock.

Rule 10-01(d) of Regulation S-X requires that interim financial statements included in quarterly reports on Form 10-Q be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission (SEC).  The Company has been unable to obtain a review of its financial statements included in this report before the filing date because of material uncertainties regarding the Company’s viability and asset valuations.  Consequently, the accompanying consolidated financial statements as of September 30, 2010 and for the quarter ended September 30, 2010 have not been reviewed by an independent public accountant in accordance with Statement of Auditing Standards No. 100, Interim Financial Information (“SAS 100”).

Furthermore, Section 201 of the Sarbanes-Oxley Act of 2002 (“Section 302”) requires our Chief Executive Officer and Chief Financial Officer to certify concerning the Company’s disclosure controls and procedures, internal controls over financial reporting in accordance with the rules of the SEC, and disclosures concerning their evaluation of those controls to the Company’s auditors and Audit Committee.  Additionally, Section 906 of the Sarbanes-Oxley Act (“Section 906”) requires our Chief Executive Officer and Chief Financial Officer to certify that this Quarterly Report on information contained in the report fairly presents, in all material respects, our financial condition and results of operations.  Those certifications are omitted from this filing only because the financial statements accompanying this report have not been reviewed by an independent public accountant under SAS 100.  The Company believes that this report otherwise meets all of the qualifications of the Exchange Act and the rules and regulations thereunder governing the preparation and filing of periodic reports as referenced in the certifications.  Before our officers can make such certifications, our independent public accounting firm must complete its review of the consolidated financial statements appearing elsewhere in this report under SAS 100, as required by SEC rules.  Once our auditor completes its review under SAS 100, we will file an amendment to this report pursuant to which our Chief Executive Officer and Chief Financial Officer will make the certifications required under Section 302 and Section 906.

1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA VOICE HOLDING CORP.

Condensed Consolidated Balance Sheets September 30, 2010 and June 30, 2010 (Unaudited and Unreviewed)

	September 30, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$12,325	$58,452
Accounts receivable, net	87,530	149,177
Inventories	65,133	52,288

Prepaid expenses and other current assets	3,507	3,506
Total current assets	168,495	263,423

Long-term assets:
Property and equipment, net	137,902	125,295
Other assets	15,000	15,000

Total assets	$321,397	$403,718

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued expenses	$558,682	651,847
Related party payables	121,539	134,039
Current portion of long term debt	846,132	946,133
Current portion of capital lease obligation	48,367	48,367
Current portion of related party notes	159,000	882,000
Total current liabilities	1,733,720	2,662,386

Long-term liabilities
Long-term debt, net of current portion	-	-
Related party payables	412,149	322,784
Capital lease obligation, net of current portion	29,591	29,591
Total liabilities	2,175,460	3,014,761

Equity		September 30, 2010	June 30, 2010
	Common stock: par value $0.001; 400,000,000
	shares authorized; 171,020,688 and 171,020,688 shares issued
	at September 30, 2010 and June 30, 2010, respectively	171,020	171,020
	Series A preferred stock-par value $0.001
	20,000 shares authorized: 7,063 shares issued	7	5
	at September 30, 2010 and 5,248 at June 30, 2010, respectively
	(liquidation value of $7,063,000 on
	September 30, 2010 and 5,248,000 at June 30, 2010, respectively)
	Additional paid-in capital	44,914,239	43,299,856
	Accumulated deficit	(46,939,329)	(46,081,924)
	Total stockholders' equity	(1,854,063)	(2,611,043)

	Total liabilities and equity	$321,397	$403,718

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHINA VOICE HOLDING CORP.

Condensed Consolidated Statements of Operations
For the Three months Ended September 30, 2010 and 2009
(Unaudited and Unreviewed)

	2010	2009
Sales	$1,955,533	$13,423
Cost of revenues	1,668,267	18,318

Gross loss	287,266	(4,895)

Operating expenses:
Professional fees	221,213	108,223
Other selling, general and administration expenses	594,279	191,067
Depreciation	6,264	24,206
Total operating expenses	821,756	323,497

Loss from operations	(534,490)	(328,392)

Other income (expenses)
		-
Interest income		26
Interest expense	(188,181)	(61,137)
Other nonoperating income (expense)		120,440
Total other income (expense)	(188,181)	59,329

Loss before income taxes, loss on equity investment
and noncontrolling interest	(722,671)	(269,063)

Income tax expenses		-

Loss before loss on equity investment and noncontrolling interest	(722,671)	(269,063)

Loss on equity investment		(839,361)

Net loss	(722,671)	(1,108,424)

Less: Net loss attributable
to noncontrolling interest		(11,277)

Net loss before preferred dividend	(722,671)	(1,097,147)

Preferred dividend	(134,734)	(152,312)

Net loss attributable to common stockholders	(857,405)	(1,249,459)

Other comprehensive loss
Total foreign currency translation gain		3,274
Less: foreign currency translation gain attributable to noncontrolling interests		1,146
Foreign currency translation gain attributable to common stockholders		2,128

Comprehensive loss attributable to common stockholders	$(857,405)	$(1,247,331)
Net loss attributable to common stockholders per common share - basic and diluted	0.004	0.006
Net loss attributable to
common stockholders per common share - basic and diluted	$0.005	$0.007

Common shares used in calculation per share data- basic and diluted	171,020,688	185,259,856

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA VOICE HOLDING CORP.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2010 and 2009

(unaudited and unreviewed)

	2010	2009
Operating activities
Net loss	$(722,671)	$(1,097,147)
Adjustments to reconcile net loss to net cash used in operations activities operating activities:
Depreciation and amortization	6,264	26,906
Common shares issued for services	-	35,567
Loss on equity investment	-	839,361
Net income attributable to noncontrolling interest	-	(11,277)
Change in operating assets and liabilities
Accounts receivable	61,647	(35,588)
Inventories	(12,865)	-
Prepaid expenses and other current assets	(1)	(97,524)
Related party payables	89,365	-
Related party receivables		(24,299)
Accounts payable and accrued expenses	(93,165)	12,785
Other current liabilities	-	-
Total adjustments	51,245	745,931
Net cash used in operating activities	(671,426)	(351,216)

Investing activities
Purchase of property and equipment	(18,871)	(10,540)
Repayment of redeemable preferred stock from affiliate		197,763
Net cash provided by (used in) investing activities	(18,871)	(183,223)

Financing activities
Net increase (decrease) in:
Repayments of long term debt	(140,990)	(78,614)
Proceeds from issuance of preferred stock	1,614,385	4,730
Repayment of related party notes	(682,000)	-
Proceeds of related party notes		276,000
Payment of preferred dividends	(134,734)	(152,312)
Repayment to related parties	(12,491)

Net cash (used in) provided by financing activities	644,170	49,804

Effect of exchange rate on changes in cash		3,206
Net decrease in cash and cash equivalents	$(46,127)	$(114,983)
Cash and cash equivalents - beginning of period	58,452	185,420
Cash and cash equivalents - end of period	$12,325	$70,437

Supplemental cash flow information
Interest paid	$186,714	$61,137
Income taxes paid	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements

Three Months Ended September 30, 2010 and 2009

The Unaudited Financial Statements and accompanying Notes have not been audited or reviewed by an independent Public Accountant as required by Rule 8-02 of Regulation S-X.

NOTE 1 – DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – China Voice Holding Corp. (the “Company” or “CHVC”), a Nevada corporation formed on August 7, 2003, is a diversified telecommunications company headquartered in Boca Raton, Florida. Company has offices and operations located in Boca Raton, Florida; and in Dallas, Texas.  The Company offers VoIP communications services and prepaid calling cards. Prior to June 30, 2010 the Company operated in China, but as of that date management determined that the Company’s China assets had been fully impaired and wrote off the book value and the China operation was subsequently abandoned.

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

Basis of Consolidation – The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of China Voice Holding Corp (“CHVC”), VoIUM Technologies, LTD (“VoIUM”), Sino-Connection Corp. (“Sino-Connection”), WIZE Prepaid Inc. (“WIZE”), CVC Globalcall Inc. (“CVC Globalcall”), Voium USA Inc. (“Voium USA”), SteamJet Net, Inc. (“SJN”), Sino Beyond Ltd. (“SBL”), Vastland Holding Beijing Co. Ltd. (“Vastland”),  and East West Global Communications, Inc. (“EWGC”). The Company additionally consolidated the financial statements of Candidsoft Technologies Co, Ltd of Beijing (“Candidsoft”) for which the Company owned a 65% interest for the year ended June 30, 2010. All intercompany accounts and transactions have been eliminated in consolidation. The results of subsidiaries acquired or disposed of during the respective periods are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal, as appropriate. The portion of the income applicable to non-controlling interests in subsidiary undertakings is reflected in the consolidated statements of operations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements  and should be read in conjunction with the unaudited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2010, the results of operations for the three-month periods ended September 30, 2010 and 2009, and cash flows for the three months ended September 30, 2010 and 2009.  The results for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2011.

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

Investments

The Company values the equity investments in private companies and restricted stock of public companies using the cost method of accounting. The Company monitors these investments for factors indicating a permanent impairment of value. The Company recognized no impairment loss on investments for the three months ended September 30, 2010 and 2009, respectively.

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

Impairment of Long-Lived Assets and Other Intangible Assets

The Company reviews the carrying value of its long-lived assets, including indefinite-lived intangible assets consisting primarily of goodwill and telecommunications licenses in China, whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the assets by estimating the future net cash flows expected to result from the assets, including eventual disposition. If the future net cash flows are less than the carrying value of the assets, an impairment loss is recorded equal to the difference between the asset's carrying value and its fair value. As of September 30, 2010 and 2009, the Company recorded no impairment of assets.

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

	For the three months ended September 30,	For the three months ended September 30,
	2010	2009
Warrants issued in conjunction with financing	350,000	350,000
Contingent shares potentially issuable for acquisitions	--	--
Common stock options	--	--

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended September 30, 2010 and 2009, the Company had significant operating losses which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraphs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As shown in the accompanying financial statements, the Company has incurred net losses of approximately $722,671 and $1,097,147 for the three months ended September 30, 2010 and 2009, respectively. Additionally, during the three months ended September 30, 2010 and 2009, the Company has used cash flow in continuing operations of approximately $671,426 and $351,216. Accumulated deficit amounted to $46,939,329 and $46,081,924 as of September 30, 2010 and June 30, 2010, respectively.  In addition, there is a deficit in equity of $1,854,063 and $2,611,043 at September 30, 2010 and June 30, 2010.

Currently, the operations of the Company are funded through issuance of debt and equity instruments and borrowings from related parties. Management’s plans to generate cash flow include expanding the Company’s existing operations through additional acquisitions. The Company may raise additional funds by raising additional capital through debt or equity offerings in an effort to fund the Company’s anticipated expansion. There is no assurance additional capital will be available to the Company on acceptable terms.

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 3 - PROPERTY AND EQUIPMENT

Major categories of property and equipment at September 30, 2010 and June 30, 2010 were as follows:

	September 30, 2010	June 30, 2010

Computer equipment	$130,295	$130,295
Furniture, fixtures and equipment	18,871
Less: accumulated depreciation and amortization	(11,264)	(5,000)

Total property and equipment	$137,902	$125,295

For the three months ended September 30, 2010 and 2009 depreciation expense totaled $6,264 and $24,206, respectively.

NOTE 4 –CAPITAL LEASE OBLIGATIONS

	September 30, 2010	June 30, 2010

Capital lease obligation bearing an interest rate of 6.676% per annum	$77,958	$77,958
Less: Current portion of capital lease obligation	(48,367)	(48,367)
Non-current portion of capital lease obligation, less current portion	$29,591	$29,591

NOTE 4 –CAPITAL LEASE OBLIGATIONS(Continued)

Future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of September 30, 2010 are as follows:

Year ending June 30,

2011	$40,733
2012	40,733
2013	1,697
Total minimum lease payments	83,163
Less: amount representing interest	(5,205)
Present value of net minimum lease payments	77,958
Less: current portion of capital lease obligation	(48,367)

Non-current portion capital lease obligation	$29,591

The term of the capital lease entered into during 2009 is 3 years. Interest rate is fixed at the contract date.

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 5 –NOTES PAYABLE

The Company’s notes payable to financial institutions and third parties consist of the following as of:

	September 30,	June 30,
	2010	2010

Note payable to a third party, due on demand. Interest accrues at 24% and is payable monthly.	-	100,000
Note payable to an individual, interest accrues at 24% and is payable monthly. The note is collateralized by certain assets held by a related party, and is due on demand.	50,000	50,000
Note payable by WIZE Prepaid Inc. secured by assets of WIZE Prepaid Inc. The Note is disputed and in litigation.	617,799	617,800

Note payable to an individual due October 5, 2010 with interest at 18% and collateralized by certain assets held by a related party.	45,000	45,000

Note payable to an individual due July 31, 2010 without interest and collateralized by certain Company Stock.	133,333	133,333

Less discounts	-	-

Subtotal	846,132	946,133
Less current portion	846,132	946,133

Long Term Debt	$-	$-

The Company’s notes payable to related parties consist of the following as of September 30, 2010 and June 30, 2010:

	September 30,	June 30,
	2010	2010

Notes Payable to investment entities controlled by a related party with interest at 18% and due on August 15, 2010. The notes are secured by certain assets of the Company.	59,000	782,000

Note Payable to a relative of a related party and due on demand	100,000	100,000

	.	.
	159,000	882,000
Less current portion	159,000	882,000

Long term debt	$-	$-

The future maturities of the notes payable to third parties and related parties are as follows:

Year Ended June 30,

2011	1,005,132
2012	-

Total	$1,005,132

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 6 –EQUITY

Preferred Stock

During the year ended June 30, 2006, the Company’s board of directors authorized the issuance of up to 20,000 shares of $0.001 par value Series A Preferred Stock.  The Series A Preferred Stock is preferred as to dividends and liquidation over common stock, has a liquidation value of $1,000 per share, and has a dividend rate of 12% of liquidation value per year.

Preferred shares issued during the quarter ended September 30, 2010 are as follows:

Category	Number of Shares	Value
Issued in exchange for debt	1,815	1,614,385
Total	1,815	$1,614,385

NOTE 6 –EQUITY (Continued)

Common Stock

During the three months ended September 30, 2010 the Company issued no common stock.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On August 31, 2006, the Company entered into an employment agreement with Bill Burbank, the Company’s Chief Executive Officer.  The employment agreement is for an initial term of three years with automatic renewals on six month intervals thereafter; and provides entitlement to a base salary equal to $10,000 per month with discretionary cash or stock option bonuses based on performance.

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

Subsequent to year end the Company filed a lawsuit against a lender to one of its subsidiaries claiming damages for breach of contract and other claims.  The Company has recorded no asset in connection with the claim and the full amount of the debt, $617,799, remains on the Company’s books.

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases

The Company’s rent expense amounted to $25,145 and $18,794 for the three months ended September 30, 2010 and 2009. The Company did not have any long-term non-cancelable lease commitments for its offices, warehouse and other facilities.  There were no minimum rental commitments under non-cancelable long-term operating leases within the next five years.

NOTE 8 - RELATED PARTY TRANSACTIONS

Related Party Payables

A company owned or controlled by a major shareholder, director and officer of CHVC has loaned funds to the Company secured by all of the assets of the Company.  These advanced funds are due on demand and bear interest at 18%.  The balance as of September 30, 2010 and June 30, 2010was $412,149 and $322,784, respectively.

An individual who is an employee and/or director of the Company has advanced funds to the Company on unsecured terms bearing interest at 8%. The balance on these advances was $0 and $27,500 as of September 30, 2010 and June 30, 2010, respectively.

Accrued unpaid compensation of $121,539 and $106,539 is due to officers and directors as of September 30, 2010 and June 30, 2010.

 Related Party Notes Payables

As disclosed in Note 5, notes payable of $59,000 and $782,000 as of  September 30, 2010 and June 30, 2010 were payable to investment entities controlled by a related party.  The notes are secured by certain assets of the Company and bear interest at 18% per annum and are due on August 15, 2010.

As disclosed in Note 5, a note payable of $100,000 was payable to a relative of a Company Officer as of September 30, 2010 and June 30, 2010.

Interest paid under these notes was $109,542 and $3,735 for the years ended quarter ended September 30, 2010 and June 30, 2010.

Preferred Stock

A total of 3,893, or 55% of the Company’s preferred stock shares are directly or indirectly owned by entities that are owned or controlled by an officer and director of the Company.  As such, this officer has all voting rights relating to those shares of stock.

Guarantees

As disclosed in Note 5, certain of the Company’s notes payable due to third parties have been guaranteed by companies owned or controlled by an officer and director of the Company.

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 9 – INCOME TAXES (Continued)

The following table represents the effective tax rate of the Company:

	September 30, 2010	September 30, 2009

Loss from operations	722,671	1,097,147

Tax benefit:
Federal current	-	-
Federal deferred	-	-
U.S. State	-	-
Foreign	-	-

Total tax benefit	$-	$-

Effective tax benefit rate	0.0%	0.0%

The difference between the tax benefit rate and the statutory benefit rate is as follows:

	September 30, 2010	September 30, 2009

Statutory benefit rate	34.0%	34.0%

Non taxable income	(34.0%)	(34.0%)

Effective tax benefit rate	0.0%	0.0%

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 9 – INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	September 30, 2010	June 30, 2010

Deductible temporary differences:
U.S. federal deferred operating loss	$4,261,226	$4,015,517
State deferred operating loss	337,628	331,704

Less: valuation allowance	(4,598,854)	(4,347,221)

Total tax assets	$-	$-

At September 30, 2010, the Company had carry forward losses for income tax purposes of approximately $12,533,018 that may be offset against future taxable income.  Due to the uncertainty regarding the success of future operations, management has recorded a valuation allowance equal to 100% of the resultant deferred tax asset.

The carry forward losses expire in future years through 2031 as follows:

Expiration Year	Amount

2025	$109,872
2026	1,499,867
2027	4,790,794
2028	3,863,427
2029	1,546,387
2030	722,671
2031

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 10 – WARRANTS

The Company has issued warrants to purchase its common stock in connection with financing transactions.  As of September 30, 2010, the warrants are exercisable and have terms as follows:

	Exercise Price per Share	Termination Date	In connection with financing transactions	Shares

	$0.40	July 2011	350,000	350,000

Total			350,000	350,000

NOTE 11 – TRANSACTION WITH FLINT TELECOM GROUP INC.

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

The Company accounted for its interest in FLTT under the equity method of accounting for the quarter ended September 30, 2009 and the Company reported a loss of $839,361.

NOTE 12 – SINO BEYOND LTD. TRANSACTIONS

During the year ended June 30, 2009 the Company incorporated Sino Beyond Ltd., a wholly owned Hong Kong subsidiary, in order to facilitate acquisitions of companies in China.  On September 10, 2009 the Company issued 100,000,000 shares of its common stock to Sino Beyond Limited in exchange for a note receivable of $15,000,000.  As of September 30, 2010, the stock is treated as being outstanding because it is owned by a wholly owned subsidiary and the note receivable is not recorded in the consolidated balance sheet because it is owed by a wholly owned subsidiary.

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

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

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

Comparisons by Period

Quarter Ended September 30, 2010 and 2009

Revenues  .  Revenues for the quarter ended September 30, 2010 were $1,955,533, a $1,942,110 increase as compared to $13,423 for the quarter ended September 30, 2009   The increase in revenues for the quarter is primarily attributed expansion of our calling card and VoIP wholesale business operations begun in December of 2009.

Gross Income/(Loss)  .  Gross income/(loss) for the quarter ended September 30, 2010 was $287,266, a $292,161 increase as compared to a loss of $4,895 for the quarter ended September 30, 2009.  The increase in gross income/(loss) is attributed to increased sales during the quarter ended September 30, 2010.

Operating Expenses  .  For the quarter ended September 30, 2010 expenses were $821,756 versus the $323,497 reported for the quarter ended September 30, 2009.  The $498,259 increase in expenses is attributed primarily to increase in corporate operating expenses resulting from increased sales activity.

Non Operating Income and Expenses  .  The Company’s other income net of other expenses for the quarter ended September 30, 2010 was $188,181compared to a net income of $59,329  for the quarter ended September 30, 2009. The $247,510 increase in net expenses was caused primarily by an accounting fee refund of $115,000, and an increase of $127,044 in interest expense.

Loss on Equity Investment.   For the quarter ended September 30, 2009 the Company recorded a loss on its equity investment in Flint of $839,361, representing the Company’s portion of the Flint loss for the quarter.

Net Loss.  For the quarter ended September 30, 2010 the Company reported a net loss of $722,671 compared to a loss of $1,108,424for the prior period. The decreased net loss of $385,753 was primarily the result of the $839,361 loss on equity investment offset by the $498,259 increase in operating expenses.

Liquidity and Cash Resources

For the quarter ended September 30, 2010 the Company reported a net loss of $722,671 compared to a loss of $1,097,147 for the prior period. The Company’s cash balance at September 30, 2010 was $58,452.

The Company had a decrease in cash of $46,127 for the quarter ended September 30, 2010, compared to a decrease in cash of $114,983 for the comparable period of 2009.  Cash resources of $671,426 were used in operations for the quarter ended September 30, 2010 as compared to $351,216 used in operations for the same period of 2009.  Cash used by investing activities was $18,871 for the quarter ended September 30, 2010 as compared to $183,223 provided by investing activities for the same period of 2009.  Cash provided by financing activities was $644,170 for the quarter ended September 30, 2010 as compared to $49,804 provided in the same period in 2009.   Our principal sources of cash during the quarter ended September 30, 2010 were the proceeds from equity financing.

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to Smaller Reporting Companies.

ITEM 4T.	CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation of its disclosure controls and procedures,  Assure Data’s Chief  Executive Officer and Chief Financial Officer have concluded  that, as of  September 30,2010 and as of the date of filing, the controls, and procedures were effective at a reasonable  assurance level and will continue to operate as designed except as related to the Company’s inability to obtain an audit or review because of material uncertainties regarding viability and asset valuations.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of September 30, 2010, our internal control over financial reporting is effective based on these criteria except as related to the Company’s inability to obtain an audit or review because of material uncertainties regarding viability and asset valuations.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

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

The Company has also filed a lawsuit against a lender to one of its subsidiaries claiming damages for breach of contract and other claims.  The amount of the debt in dispute is $617,800, and the Company has recorded the full amount on its books.

Item 1A.  Risk Factors -  Not applicable to Smaller Reporting Companies.

Item 2.     Unregistered Sales of Equity Securities

The following issuances have occurred during the Quarter Ended September 30, 2009:

Common Stock

From July 1, 2010 to September 30, 2010, we issued no Common Stock.

Preferred Stock

From July 1, 2010 to September 30, 2010, we issued 1,815 shares of Series A Preferred Stock.

•	1,815 shares were issued 2 US persons in exchange for debt, for net proceeds of $1,614,385. (1)

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

2

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

None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:           March 9, 2011

CHINA VOICE HOLDING CORP.

By:             /s/ D. Ronald Allen

D. Ronald Allen, Chief Financial Officer

3