Form 10-Q
period 2010-12-31
China Voice Holding Corp.
filed 2011-04-21
CIK 1333491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 000-53366

CHINA VOICE HOLDING CORP. (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	16-1680725 (IRS Employer Identification No.)

4359 Lindbergh Dr., Addison, Texas 75001 (Address of principal executive offices)

(972) 248-2665 (Issuer’s telephone number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2010: 231,020,688 shares of common stock.

1

Rule 10-01(d) of Regulation S-X requires that interim financial statements included in quarterly reports on Form 10-Q be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission (SEC).  The Company has been unable to obtain a review of its financial statements included in this report before the filing date because of material uncertainties regarding the Company’s viability and asset valuations.  Consequently, the accompanying consolidated financial statements as of December 31, 2010 and for the quarter ended December 31, 2010 have not been reviewed by an independent public accountant in accordance with Statement of Auditing Standards No. 100, Interim Financial Information (“SAS 100”).

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	CHINA VOICE HOLDING CORP.

	Condensed Consolidated Balance Sheets
	December 31, 2010 and June 30, 2010
	(Unaudited and Unvreviewed)

	December 31, 2010	June 30, 2010

ASSETS
Current assets:
Cash and cash equivalents	$ 21,512	$ 58,452
Accounts receivable, net	7,096	149,177
Inventories		52,288
Prepaid expenses and other current assets	7,540	3,506

Total Current Assets	36,148	263,423

Long-term assets:
Note receivable	145,255	125,295
Goodwill	2,980,276
Other assets	15,000	15,000

TOTAL ASSETS	$ 3,176,679	$ 403,718

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 112,105	$ 651,847
Related party payables	124,854	134,039
Current portion of long term debt, net of debt discount	47,000	946,133
Current portion of capital lease obligation		48,367

Current portion of related party notes		882,000

Total Current Liabilities	283,959	2,662,386

Long-term liabilities
Long-term debt, net of current portion	675,967
Related party payables	431,516	322,784
Capital lease obligation, net of current portion		29,591
Related party long term debt	500,000

Total liabilities	1,891,442	3,014,761

Equity
Common Stock: par value $0.001; 400,000,000
shares authorized; 231,020,688 and 171,020,688 shares issued
at December 31, 2010 and June 30, 2010,respectively	231,020	171,020
Series A Preferred Stock-par value $0.001
20,000 shares authorized: 8,745 shares issued	9	5
at Decemberr 31, 2010 and 5,248 at June 30, 2010, respectively
(liquidation value of $8,745,000 on
December 31, 2010 and 5,248,000 at June 30, 2010, respectively)
Additional paid-in capital	48,335,723	43,299,856
Accumulated deficit	(47,250,896)	(46,081,924)
Total stockholders' equity	1,315,856	(2,611,043)
Non-Controlling Interest	(30,619)
Total equity	1,285,237	(2,611,043)

Total liabilities and equity	$ 3,176,679	$ 403,718

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHINA VOICE HOLDING CORP.

Condensed Consolidated Statements of Operations
For the Six months Ended December 31, 2010 and 2009
(Unaudited and Unreviewed)

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	December 31,	December 31,	December 31,	December 31,

	2010	2009	2010	2009
Sales	$ 2,217,575	$ 472,047	262,042	$ 458,624
Cost of revenues	1,786,142	389,348	117,875	$ 371,030

Gross profit	431,433	82,699	144,167	87,594

Operating expenses:
Professional fees	261,901	262,808	40,688	154,585
Other selling, general and administration expenses	838,287	217,959	244,008	26,892
Depreciation	13,526	48,444	7,262	24,238
Total operating expenses	1,113,714	529,211	291,958	205,714

Loss from operations	(682,281)	(446,512)	(147,791)	(118,120)

Other income (expenses)
Interest income	-	31		5
Interest expense	(226,936)	(185,031)	(38,755)	(123,894)
Other nonoperating income (expense)	-	122,020		1,580
Total other income (expense)	(226,936)	62,980	(38,755)	(122,309)

Loss before Income taxes, loss on equity investment
and noncontrolling interest	(909,217)	(383,532)	(186,546)	(240,430)

Income tax expenses	-	-		-

Loss before loss on equity investment and noncontrolling interest	(909,217)	(383,532)	(186,546)	(240,430)

Loss on equity investment	-	(1,679,361)	-	(840,000)

Net loss	(909,217)	(2,062,893)	(186,546)	(1,080,430)

Less: Net income attributable
to noncontrolling interest	5,729	58,655	5,729	69,932

Net loss before preferred dividend	(914,946)	(2,247,508)	(192,275)	(1,150,361)

Preferred dividend	254,026	(319,025)	(119,292)	(166,712)

Net loss attributable to common stockholders	(1,168,972)	(2,566,533)	(311,567)	(1,317,073)

Other comprehensive loss
Total foreign currency translation gain (loss)	-	43,283	-	40,008
Less: foreign currency translation gain (loss) attributable to noncontrolling interests	-	15,149	-	14,003
Foreign currency translation gain (loss) attributable to CHVC common stockholders	-	28,134	-	26,005

Net loss attributable to common stockholders per common share - basic and diluted
Net loss from continuing operations per shares - basic and diluted	(0.004)	(0.012)	(0.001)	(0.006)
Net loss attributable to
common stockholders per common share - basic and diluted	(0.005)	(0.014)	(0.001)	(0.007)

Common shares used in calculation per share data- basic and diluted	231,020,688	185,389,846	231,020,688	185,419,740

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHINA VOICE HOLDING CORP.

Condensed Consolidated Statements of Cash Flows
For the Six months ended December 31, 2010 and 2009
(Unaudited and Unreviewed)

	2010	2009

Operating activities
Net loss	(914,946)	$ (2,247,508)
Adjustments to reconcile net loss to net cash used in operations activities operating activities:
Depreciation and amortization	13,526	53,844
Common shares issued for services		6,433
Loss on equity investment		1,679,361
Net income attributable to noncontrolling interest	5,729	58,655
Change in operating assets and liabilities
Accounts receivable	142,081	(435,909)
Inventories	52,288	-
Prepaid expenses and other current assets	(4,034)	2,175
Related party payables	(9,185)	-
Accounts payable and accrued expenses	(539,742)	203,369
Other current liabilities	(67,964)	-
Total Adjustments	(407,301)	1,567,927
Net cash used in operating activities	(1,322,247)	(679,581)

Investing activities
Purchase of property and equipment	(19,960)	(10,540)
Purchase of assets in business combination	(2,980,276)	-
Repayment of redeemable preferred stock from affiliate		193,763
Net cash provided by (used in) investing activities	(3,000,236)	183,223

Financing activities
Net increase (decrease) in:
Repayments of long term debt	(300,124)	(95,281)
Proceeds from issuance of preferred stock	3,295,871
Proceeds from issuance of common stock	1,800,000	33,864
Proceeds from related party notes	608,732	892,772
Payment of preferred dividends	(236,936)	(319,025)

Repayment of related party debt	(882,000)
Net cash provided by financing activities of continuing operations	4,285,543	512,330

Effect of exchange rate on changes in cash		83,421
Net increase (decrease) in cash and cash equivalents	(36,940)	$ 99,393
Cash and cash equivalents - beginning of period	58,452	185,420
Cash and cash equivalents - end of period	21,512	$ 284,813

Supplemental cash flow information
Interest paid	188,202	$ 76,893
Income taxes paid	-	$ -

The accompanying notes are an integral part of the condensed consolidated financial statements.

  _____________________________________________________________________________________________________________________

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements

Six Months Ended December 31, 2010 and 2009

The Unaudited Financial Statements and accompanying Notes have not been audited or reviewed by an independent Public Accountant as required by Rule 8-02 of Regulation S-X.

NOTE 1 – DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – China Voice Holding Corp. (the “Company” or “CHVC”), a Nevada corporation formed on August 7, 2003, is a telecommunications company headquartered in Dallas, Texas.   The Company offers VoIP communications services in the United States. Prior to June 30, 2010 the Company operated in China, but as of that date management determined that the Company’s China assets had been fully impaired and wrote off the book value and the China operation was subsequently abandoned.

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

Basis of Consolidation – The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of China Voice Holding Corp (“CHVC”), NTELEC Networks LLC. (“NTE”), VoIUM Technologies, LTD (“VoIUM”), Sino-Connection Corp. (“Sino-Connection”), WIZE Prepaid Inc. (“WIZE”), CVC Globalcall Inc. (“CVC Global”), Voium USA Inc. (“Voium USA”), SteamJet Net, Inc. (“SJN”), Sino Beyond Ltd. (“SBL”), Vastland Holding Beijing Co. Ltd. (“Vastland”),  and East West Global Communications, Inc. (“EWGC”). The Company additionally consolidated the financial statements of Candidsoft Technologies Co, Ltd of Beijing (“Candidsoft”) for which the Company owned a 65% interest for the six months ended December 31, 2009 and Lease Net LLC (“LNL”), for which the Company owned an 80% interest for the six months ended December 31, 2010. All intercompany accounts and transactions have been eliminated in consolidation. The results of subsidiaries acquired or disposed of during the respective periods are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal, as appropriate. The portion of the income applicable to non-controlling interests in subsidiary undertakings is reflected in the consolidated statements of operations.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisiting only of normal recurring accruals considered necessary to present fairly the Company's financial position at December 31, 2010, the results of operations for the three-month and six month periods ended December 31, 2010 and 2009, and cash flows for the three months ended September 30, 2010 and 2009.  The results for the period ended December 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2011.

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

Investments

The Company values the equity investments in private companies and restricted stock of public companies using the cost method of accounting. The Company monitors these investments for factors indicating a permanent impairment of value. The Company recognized no impairment loss on investments for the six months ended December 31, 2010 and 2009, respectively.

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

Impairment of Long-Lived Assets and Other Intangible Assets

The Company reviews the carrying value of its long-lived assets, including indefinite-lived intangible assets consisting primarily of goodwill and telecommunications licenses in China, whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the assets by estimating the future net cash flows expected to result from the assets, including eventual disposition. If the future net cash flows are less than the carrying value of the assets, an impairment loss is recorded equal to the difference between the asset's carrying value and its fair value. During the six months ended December 31, 2010 and 2009, the Company recorded no impairment of assets.

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

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the three months ended December 31, 2010 and 2009.

	For the three months ended December 31,	For the three months ended December 31,
	2010	2009
Warrants issued in conjunction with financing	350,000	350,000
Contingent shares potentially issuable for acquisitions	--	--
Common stock options	--	--

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the six months ended December 31, 2010 and 2009, the Company had significant operating losses which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraphs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As shown in the accompanying financial statements, the Company has incurred net losses of approximately $914,946 and $2,247,508 for the six months ended December 31, 2010 and 2009, respectively. Additionally, during the six months ended December 31, 2010 and 2009, the Company has used cash flow in continuing operations of approximately $1,322,247 and $679,581. Accumulated deficit amounted to $47,250,896 and $46,081,924 as of December 31, 2010 and June 30, 2010, respectively.

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

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 3 – BUSINESS COMBINATIONS

Effective October 1, 2010, the Company acquired 100% of the common stock of NTELEC Networks LLC. (“NTE”), which owned an 80% interest in Lease Net LLC, a VoIP telecommunications company headquartered in Dallas, Texas.  The purchase price was $2,300,000 paid by issuance of 60,000,000 shares of the Company’s common stock and a note payable for $500,000. This transaction was closed subsequent to December 31, 2010.

The following table presents the allocation of the acquisition cost of NTE, including the assets acquired and liabilities assumed, based on their fair value.

Assets acquired	677,901
Goodwill	2,445,394
Total Assets	3,123,295
Liabilities	(853,914)
Minority interest	30,619
Net assets acquired	2,300,000

NOTE 4 - PROPERTY AND EQUIPMENT

Major categories of property and equipment at December 31, 2010 and June 30, 2010 were as follows:

	December 31, 2010	June 30, 2010

Computer equipment	$152,517	$130,295
Furniture, fixtures and equipment
Less: accumulated depreciation and amortization	(7,262)	(5,000)

Total property and equipment	$145,255	$125,295

For the six months ended December 31, 2010 and 2009 depreciation expense totaled $13,526 and $48,444, respectively.  For the three months ended December 31, 2010 and 2009 depreciation expense totaled $6,264 and $24,206, respectively.

NOTE 5 –CAPITAL LEASE OBLIGATIONS

	December 31, 2010	June 30, 2010

Capital lease obligation bearing an interest rate of 6.676% per annum		$77,958
Less: Current portion of capital lease obligation		(48,367)
Non-current portion of capital lease obligation, less current portion	$-	$29,591

There were no future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of December 31, 2010.

NOTE 6 – GOODWILL

In accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142)(FASB ASC 350), the Company performs an evaluation of the fair values of its goodwill annually, and more frequently if an event occurs or circumstances change that may indicate that the fair value of a reporting unit is less that the carrying amount.

The Company’s balance sheet reflects goodwill of $2,980,276 and $0 as of December 31, 2010 and June 30, 2010, respectively.

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 7 –NOTES PAYABLE

The Company’s notes payable to financial institutions and third parties consist of the following as of:

	December 31,	June 30,
	2010	2010

Note payable to a third party, due on demand. Interest accrues at 24% and is payable monthly.	-	100,000

Note payable to a financial institution. The note is uncollateralized and is due on demand.	47,000
Note payable to an individual without interest. The note is collateralized by 900 shares of Lease Net Inc. stock, representing 90% of the equity, and is due July 31, 2014.	675,967
Note payable to an individual, interest accrues at 24% and is payable monthly. The note is collateralized by certain assets held by a related party, and is due on demand.		50,000
Note payable by WIZE Prepaid Inc. secured by assets of WIZE Prepaid Inc. The Note is disputed and in litigation.		617,800

Note payable to an individual due October 5, 2010 with interest at 18% and collateralized by certain assets held by a related party.		45,000

Note payable to an individual due July 31, 2010 without interest and collateralized by certain Company Stock.		133,333

Less discounts	-	-

Subtotal	722,967	946,133
Less current portion	47,000	946,133

Long Term Debt	$675,967	$-

The Company’s notes payable to related parties consist of the following as of December 31, 2010 and June 30, 2010:

	December 31,	June 30,
	2010	2010

Note payable to an Officer and Director issued in connection with the acquisition of NTELEC Networks LLC. The note is collateralized by the Company’s NTELEC stock, bears interest at 12%, and is due March 31, 2014.	500,000
Notes Payable to investment entities controlled by a related party with interest at 18% and due on August 15, 2010. The notes are secured by certain assets of the Company.		782,000

Note Payable to a relative of a related party and due on demand		100,000

	.	.
Total	500,000	882,000
Less current portion		882,000

Long term debt	$500,000	$-

The future maturities of the notes payable to third parties and related parties are as follows:

Year Ended December 31,

2011	-
2012	47,000
2013	1,175,967
Total	$1,222,967

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 8 –EQUITY

Preferred Stock

During the year ended June 30, 2006, the Company’s board of directors authorized the issuance of up to 20,000 shares of $0.001 par value Series A Preferred Stock.  The Series A Preferred Stock is preferred as to dividends and liquidation over common stock, has a liquidation value of $1,000 per share, and has a dividend rate of 12% of liquidation value per year.

Preferred shares issued during the quarter ended December 31, 2010 are as follows:

Category	Number of Shares	Value
Issued in exchange for debt	1,682	1,681,486
Total	1,682	$1,681,486

Common Stock

During the quarter ended December 31, 2010 the Company issued the following common stock.

Category	Number of Shares	Value
Issued in connection with the acquisition of NTELEC Networks LLC	60,000,000	$1,800,000
Total	60,000,000	$1,800,000

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Operating Leases

The Company’s rent expense amounted to $45,774 and $39,441 for the six months ended December 31, 2010 and $20,629 and $18,794 for the three months ended December 31, 2010 and 2009. The Company did not have any long-term non-cancelable lease commitments for its offices, warehouse and other facilities.  There were no minimum rental commitments under non-cancelable long-term operating leases within the next five years.

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 10 - RELATED PARTY TRANSACTIONS

Related Party Payables

A company owned or controlled by a major shareholder, director and officer of CHVC has loaned funds to the Company secured by all of the assets of the Company.  These advanced funds are due on demand and bear interest at 18%.  The balance as of December 31, 2010 and June 30, 2010was $431,516 and $322,784, respectively.

An individual who is an employee and/or director of the Company has advanced funds to the Company on unsecured terms bearing interest at 8%. The balance on these advances was $0 and $27,500 as of December 31, 2010 and June 30, 2010, respectively.

Accrued unpaid compensation of $124,854 and $106,539 is due to officers and directors as of December 31, 2010 and June 30, 2010.

 Related Party Notes Payables

As disclosed in Note 7, notes payable of $0 and $782,000 as of  December 31, 2010 and June 30, 2010 were payable to investment entities controlled by a related party.  The notes are secured by certain assets of the Company and bear interest at 18% per annum and were due on August 15, 2010.

As disclosed in Note 7, a note payable of $0 and $100,000 was payable to a relative of a Company Officer as of December 31, 2010 and June 30, 2010.

As disclosed in Note 7, a note payable of $500,000 to an Officer and Director of the Company was issued in connection with the acquisition of NTELEC Network LLC.  The note is collateralized by the Company’s stock in NTELEC Corp., bears interest at 12%, and is due March 31, 2014.

Interest paid under these notes was $10,000 and $81,795 for the quarter ended December 31, 2010 and June 30, 2010.

Preferred Stock

A total of 3,143, or 36% of the Company’s preferred stock shares are directly or indirectly owned by entities that are owned or controlled by an officer and director of the Company.  As such, this officer has all voting rights relating to those shares of stock.

Guarantees

As disclosed in Note 7, certain of the Company’s notes payable due to third parties have been guaranteed by companies owned or controlled by an officer and director of the Company.

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 11 – INCOME TAXES (Continued)

The following table represents the effective tax rate of the Company:

	December 31, 2010	December 31, 2009

Loss from operations	914,946	2,247,508

Tax benefit:
Federal current	-	-
Federal deferred	-	-
U.S. State	-	-
Foreign	-	-

Total tax benefit	$-	$-

Effective tax benefit rate	0.0%	0.0%

The difference between the tax benefit rate and the statutory benefit rate is as follows:

	December 31, 2010	December 31, 2009

Statutory benefit rate	34.0%	34.0%

Non taxable income	(34.0%)	(34.0%)

Effective tax benefit rate	0.0%	0.0%

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 11 – INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	December 31, 2010	June 30, 2010

Deductible temporary differences:
U.S. federal deferred operating loss	$4,326,600	$4,015,517
State deferred operating loss	337,628	331,704

Less: valuation allowance	(4,664,228)	(4,347,221)

Total tax assets	$-	$-

At December 31, 2010, the Company had carry forward losses for income tax purposes of approximately $12,725,293 that may be offset against future taxable income.  Due to the uncertainty regarding the success of future operations, management has recorded a valuation allowance equal to 100% of the resultant deferred tax asset.

The carry forward losses expire in future years through 2031 as follows:

Expiration Year	Amount

2025	$109,872
2026	1,499,867
2027	4,790,794
2028	3,863,427
2029	1,546,387
2030	914,946
2031

CHINA VOICE HOLDING CORP.

Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 12 – WARRANTS

The Company has issued warrants to purchase its common stock in connection with financing transactions.  As of December 31, 2010, the warrants are exercisable and have terms as follows:

	Exercise Price per Share	Termination Date	In connection with financing transactions	Shares

	$0.40	July 2011	350,000	350,000

Total			350,000	350,000

NOTE 13 – TRANSACTION WITH FLINT TELECOM GROUP INC.

On January 29, 2009, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) and a Stock Purchase Agreement with Flint Telecom Group, Inc. (“FLTT”), a U.S. Telecommunications Technology and Services Company which is traded on the OTC BB market under the symbol FLTT.  The agreement was modified on April 24, 2009 and May 28, 2010.

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

The Company accounted for its interest in FLTT under the equity method of accounting for the six months and quarter ended December 31, 2009 and the Company reported a loss of $1,679,361 and $840,000, respectively.

NOTE 14 – SINO BEYOND LTD. TRANSACTIONS

During the year ended June 30, 2009 the Company incorporated Sino Beyond Ltd., a wholly owned Hong Kong subsidiary, in order to facilitate acquisitions of companies in China.  On September 10, 2009 the Company issued 100,000,000 shares of its common stock to Sino Beyond Limited in exchange for a note receivable of $15,000,000.  The note was subsequently cancelled and the stock was transferred to another subsidiary company, Voium USA Inc.  As of December 31, 2010, the stock is treated as being outstanding because it is owned by a wholly owned subsidiary.

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

Further delays in implementing the Company’s plans in China have resulted in a write off of the value of the Company’s China operations, $6,372,932, in the year ended June 30, 2010 and the Chinese operations were subsequently abandoned.

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

These businesses were sold on January 29, 2009, to Flint Telecom Group, Inc. (“FLTT or Flint”), a U.S. telecommunications technology and services company which is traded on the OTCBB market under the symbol FLTT. The Company also issued 15,000,000 shares of Restricted Common Stock to FLTT on January 29, 2009 at closing.

The sales contract to FLTT called for total consideration of $500,000 cash and 21,000,000 shares of Restricted Common Stock of FLTT at the January 29, 2009 closing.  In addition, the Company received payments of $700,000, for a total cash payment of $1,200,000 cash and $1,800,000 of FLTT Preferred Stock, along with FLTT’s non interest bearing Promissory Note for $7,000,000 payable in three equal installments on December 31, 2009, July 31, 2010, and December 31, 2010.  Prior to June 30, 2009, FLTT has also redeemed $550,000 worth of Preferred Stock.  Flint failed to make the payments due December 31, 2009, and the Company has written off the balance of its investment, $7,821,566, as of June 30, 2010. The Company also took back 15,000,000 shares of its Common Stock which Flint had not paid for.

Because of delays experienced in receiving payments from Flint, in late 2009 and early 2010, CHVC began to rebuild its U.S. operations as a provider of prepaid calling cards and as a provider of wholesale telecommunications services.  During the quarter ended December 31, 2010 the Company acquired NTELEC Networks LLC., a VoIP communications service provider based in Dallas, Texas and moved its headquarters to Dallas, Texas.  The Company curtailed its calling card and wholesale services in order to focus on the VoIP communications business.

The Company anticipates that it will expand through synergistic acquisitions of VoIP service providers and will require additional working capital to fund the expansion in the fiscal year ended June 30, 2011. It is planning to obtain the funding from debt and equity offerings, but there can be no assurance that such financing will be obtained.

Comparisons by Period

The financial information discussed herein has not been reviewed by our independent public accountant as required by Rule 10-01(d) of Regulation S-X.

Six Months Ended December 31, 2010 and 2009

Revenues.   Revenues for the six months ended December 31, 2010 were $2,217,575, a $1,745,528 increase as compared to $472,047 for the six months ended December 31, 2009.  The increase in revenues for the six months is primarily attributed to prepaid calling card business activities during the six months ended December 31, 2010.

Gross Income.   Gross income for the six months ended December 31, 2010 was $431,433, $348,734 increase as compared to $82,699 for the six months ended December 31, 2009.  The increase in gross income is attributed to increased sales in the U.S.

Operating Expenses.   For the six months ended December 31, 2010 expenses were $1,113,714 versus the $529,211 reported for the six months ended December 31, 2009.  The $584,503 increase in expenses is attributed primarily to increased expenses related to U.S. operations.

Non Operating Income and Expenses.   The Company’s non operating losses for the six months ended December 31, 2010 was $236,936 compared to $62,981 for the six months ended December 31, 2009.  The $163,955 increase in net loss was caused primarily by an accounting fee refund of $115,000, and in increase of $41,955 in interest expense and other financing costs.

Loss on Equity Investment.   For the six months ended December 31, 2009 the Company recorded a loss on it equity investment in Flint of $1,679,361, representing the Company’s estimated portion of the Flint loss for the six months.

Net Loss.   For the six months ended December 31, 2010 the Company reported a net loss of $914,946 compared to a loss of $2,247,508 for the prior period.  The decreased net loss of $1,332,562 was primarily the result of the $1,679,361 loss on equity investment, reduced by the $235,769 decrease in net operating income.

Quarter Ended December 31, 2010 and 2009

Revenues.  Revenues for the quarter ended December 31, 2010 were $268,042, $160,582 decrease as compared to $428,624 for the quarter ended December 31, 2009.  The decrease is primarily attributed to the shift to VoIP communications business during the quarter ended December 31, 2010.

Gross Income.   Gross income for the quarter ended December 31, 2010 was $144,167, a $56,573 increase as compared to $87,594 for the quarter ended December 31, 2009.  The increase in gross income is attributed to higher margin sales in the U.S. VoIP communications business.

Operating Expenses.   For the quarter ended December 31, 2010 expenses were $291,958 versus the $205,714 reported for the quarter ended December 31, 2009.  The $86,244 increase in expenses is attributed primarily to higher corporate overhead costs.

Non Operating Income and Expenses.   The Company’s non operating loss for the quarter ended December 31, 2010 was $38,755 compared to $122,309 for the quarter ended December 31, 2009.  The $83,554 decrease in net loss was caused primarily by a decrease of $85,139 in interest expense and other financing costs.

Loss on Equity Investment.   For the quarter ended December 31, 2009 the Company recorded a loss on its equity investment in Flint of $840,000, representing the Company’s estimated portion of the Flint loss for the quarter.

Net Loss.   For the quarter ended December 31, 2010 the Company reported a net loss of $192,275 compared to a loss of $1,150,361for the prior period.  The decreased net loss of $958,086 was primarily the result of the $840,000 loss on equity investment and the $83,554 decrease in net operating expenses.

Liquidity and Cash Resources

For the six months ended December 31, 2010 the Company reported a net loss of $192,275 compared to a loss of $1,150,361 for the prior period. The Company’s cash balance at December 31, 2010 was $21,512.

The Company had a decrease in cash of $36,940 for the six months ended December 31, 2010, compared to an increase in cash of $99,393 for the comparable period of 2009.  Cash resources of $1,322,247 were used in operations for the six months ended December 31, 2010 as compared to $679,581 used in operations for the same period of 2009.  Cash used by investing activities was $3,000,236 for the six months ended December 31, 2010 as compared to $183,223 provided by investing activities for the same period of 2009.  Cash provided by financing activities was $4,285,543 for the six months ended December 31, 2010 as compared to $512,330 provided in the same period in 2009.   Our principal sources of cash during the quarter ended December 31, 2010 were the proceeds from equity financing and related party notes.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to Smaller Reporting Companies.

ITEM 4T.	CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation of its disclosure controls and procedures,  Assure Data’s Chief  Executive Officer and Chief Financial Officer have concluded  that, as of  December 31,2010 and as of the date of filing, the controls, and procedures were effective at a reasonable  assurance level and will continue to operate as designed, except as related to the Company’s inability to obtain an audit or review because of material uncertainties regarding viability and asset valuations.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria, except as related to the Company’s inability to obtain an audit or review because of material uncertainties regarding viability and asset valuations.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

The Company has also filed a lawsuit against a lender to one of its subsidiaries claiming damages for breach of contract and other claims.  The amount in dispute is $617,800, which the Company has disclosed in its financial statements as a contingent liability.

Item 1A.  Risk Factors -  Not applicable to Smaller Reporting Companies.

Item 2.                      Unregistered Sales of Equity Securities

The following issuances have occurred during the Quarter Ended September 30, 2009:

Common Stock

From October 1, 2010 to December 31, 2010, we issued 60,000,000 shares of Common Stock.

•

60,000,000 shares were issued to 1 U.S. person in connection with the acquisition of NTELEC Networks LLC, valued at $1,800,000. (1)

Preferred Stock

From October 1, 2010 to December 31, 2010, we issued 1,682 shares of Series A Preferred Stock.

•	1,682 shares were issued 1 U.S. person in exchange for debt, for net proceeds of $1,681,486. (1)

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

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                       Submission of Matters to a Vote of Security Holders

None.

Item 5.                       Other Information

None.

Item 6.                      Exhibits .

4.6

Stock Sale Agreement dated March 31, 2011 between NTELEC Networks LLC, its shareholders, and China Voice Holding Corp. relating to the acquisition of NTELEC Networks LLC.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:           April 15, 2011

CHINA VOICE HOLDING CORP.

By:             /s/ D. Ronald Allen

D. Ronald Allen, Chief Financial Officer

3